Form 10QSB
period 1997-03-31
UNIVEC INC
filed 1997-06-09
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1997
                                -------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to _________________

                         Commission file number 0-22413

                                  UNIVEC, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its charter)

           Delaware                                         11-3163455
--------------------------------                       --------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                999 Franklin Avenue, Garden City, New York 11530
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 294-1000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

         Yes   X      No
             -----       -----

         As of May 31, 1997, the Issuer had 2,881,769 shares of Common Stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format:

         Yes           No  X
             -----       -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1: Consolidated Financial Information
Univec, Inc. and Subsidiary
Consolidated Condensed Balance Sheet



                                                                                        March 31,
                                                                                          1997
                              ASSETS:                                                  (Unaudited)
Current assets:

         Cash and cash equivalents                                                     $    97,148
         Accounts receivable                                                               201,490
         Inventory                                                                         331,187
         Prepaid expenses and other current assets                                          62,948
                                                                                       -----------
                           Total current assets                                            692,773

Fixed assets, net                                                                          817,641
Patent rights, net                                                                          68,000
Debt financing costs, net                                                                  313,317
                                                                                       -----------
                           Total assets                                                $ 1,891,731
                                                                                       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
         Bridge notes payable                                                            1,000,000
         Accounts payable                                                                  669,830
         Accrued expenses                                                                  185,483
         Notes payable                                                                     125,000
         Loan payable                                                                       44,250
         Patent acquisition liability                                                       20,000
                                                                                       -----------
                           Total current liabilities                                     2,044,563

Unearned income in connection with supply and licensing agreements                       1,683,788
Notes payable to officers                                                                   31,635
Notes payable to stockholders                                                              116,373
Due to affiliates                                                                              855
                                                                                       -----------
                           Total liabilities                                             3,877,214

Stockholders' deficiency:
         Preferred stock $.001 par value; 4,997,500 shares authorized;
                  none issued and outstanding
         Series A 8% Cumulative Convertible Preferred Stock, $.001 par value,
                  2,500 shares authorized; 1,919 shares issued and outstanding
                  at December 31, 1996                                                           2
         Common stock $.001 par value; 25,000,000 shares authorized; issued
                  and outstanding 1,082,287 shares                                           1,082
         Additional paid-in capital                                                      3,109,416
         Accumulated deficit                                                            (4,934,653)
         Less deferred offering costs                                                     (161,330)
                                                                                       -----------
                           Total stockholders' deficiency                               (1,985,483)
                                                                                       -----------
                           Total liabilities and stockholders' deficiency              $ 1,891,731
                                                                                       ===========


See accompanying notes to consolidated condensed financial statements.

Univec, Inc. and Subsidiary
Consolidated Condensed Statements of Operations (Unaudited)




                                                     Three months ended
                                                          March 31,
                                                     1997               1996
                                                ------------------------------



Sales                                           $   343,597        $   282,000
Cost of sales                                       148,855            223,931
                                                -----------        -----------
         Gross profit                               194,742             58,069

Expenses:
   Marketing                                         58,478             22,297
   Product development                               41,645             12,802
   General and administrative                       264,938            185,526
   Interest                                         491,196             48,956
   Royalties                                         20,000             30,000
                                                -----------        -----------
         Total expenses                             876,257            299,581
                                                -----------        -----------

         Net loss                               $  (681,515)       $  (241,512)
                                                ===========        ===========

Net loss per share                              $      (.63)       $      (.23)
                                                ===========        ===========


Weighted average common stock outstanding         1,082,287          1,059,001
                                                ===========        ===========

See accompanying notes to consolidated condensed financial statements.

Univec, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows (Unaudited)



                                                                                Three months ended
                                                                                     March 31,
                                                                             1997              1996
                                                                          ----------------------------
Cash flows from operating activities:
    Net loss                                                              $(681,515)         $(241,512)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
            Depreciation, amortization and other non cash charges           502,852              4,944
            Changes in assets and liabilities:
                Accounts receivable                                         (51,857)          (218,674)
                Inventory                                                   (91,816)
                Prepaid expenses and other current assets                   (11,486)
                Accounts payable and accrued expenses                       132,380            252,803
                                                                          ---------          ---------
                     Net cash used in operating activities                 (201,442)          (202,439)
                                                                          ---------          ---------

Cash flows from investing activities:
    Purchase of fixed assets                                                (39,634)           (59,941)
    Payment on note for acquisition of patent                                                  (10,000)
                                                                          ---------          ---------
                    Net cash used in investing activities                   (39,634)           (69,941)
                                                                          ---------          ---------

Cash flows from financing activities:
    Proceeds from loan                                                       44,250
    Payment of notes                                                                           (54,000)
    Proceeds from issuance of notes                                                            250,000
    Advances from affiliates/stockholders                                     1,858             16,788
    Deferred offering costs                                                 (68,830)
    Restricted funds                                                         32,500
                                                                          ---------          ---------
                    Net cash provided by financing activities                 9,778            212,788
                                                                          ---------          ---------
                    Net increase (decrease) in cash                        (231,298)            59,592

Cash at beginning of period                                                 328,446             79,978
                                                                          ---------          ---------
Cash at end of period                                                     $  97,148          $  20,386
                                                                          =========          =========



Supplemental disclosures of noncash investing and financing activities:
Conversion of indebtedness to Series A Preferred Stock for $650,000 in
1997.


See accompanying notes to consolidated condensed financial statements.

Univec, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements



1.    General:

      The unaudited, consolidated condensed financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-20187) declared effective by the Securities and Exchange Commission on April 24, 1997. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for a full year.



2.    Loss Per Share:

      Loss per share has been computed by dividing net losses by the weighted average number of common shares outstanding during the period.



3.    Public Offering:

      In May 1997, the Company sold, in its initial public offering of securities (the "Offering"), 1,725,000 shares of common stock and 2,587,500 redeemable common stock purchase warrants, inclusive of the over-allotment, at a price of $3.50 per share and $.10 per warrant, respectively. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.50 per share through April 23, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days prior written notice, if the closing bid price as reported on Nasdaq, or the closing price, as reported on a national or regional securities exchange, as applicable, of the shares of common stock for 20 consecutive trading days ending within three days of the notice of redemption of the warrants has been at least $8.00 per share.

      Simultaneous with the Offering, the Company repaid the outstanding bridge note payable of $1,000,000 and charged the remaining debt financing costs of $313,317 to interest expense.

4.    Stockholders' Equity:

      In January and March 1997, the Company authorized the issuance of 650 shares of Series A 8% Cumulative Convertible Preferred Stock to certain shareholders of common stock in exchange for amounts due of $650,000.



5.    Newly Issued Accounting Standards:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has determined that the effects of this change on the Company's financial statements will not be material.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which becomes effective in fiscal 1997, allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost. The Company has adopted the disclosure only provisions of the statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

UNIVEC, Inc.
1st Quarter 1997 10-QSB
June 5, 1997



General
         UNIVEC has incurred net losses for each period since its inception. The Company expects operating losses to continue until such time, if ever, as the Company can sell significant units of its locking clip syringes, and it can manufacture syringes at costs sufficiently lower than selling prices so that gross profits cover overhead expenses. As of March 31, 1997, sales of its 1cc locking clip syringes are not deemed material and should not be regarded as a material indicator of the Company's future performance nor as an indication of acceptance of the Company's 1cc locking clip syringes in the world marketplace. To meet the demand for safety locking syringes until greater quantities of the Company's 1cc become available, the Company has sold in the first quarter of 1997 and continues to sell in the second quarter of 1997 safety locking syringes of an alternative design to the World Health Organization ("WHO"), one of the relief agencies that the Company is targeting for its initial sales.


Results of Operations

Fiscal Quarters Ended March 31, 1997 and 1996
         Sales. Sales for the three months ended March 31, 1997 (the "1997 interim period") increased by approximately $61,000 as compared to the three months ended March 31, 1996 (the "1996 interim period") as result of increased resales of disposable medical devices, which did not utilize the Company's locking clip. During the 1997 interim period, the Company sold approximately 2,950,000 difficult to reuse syringes assembled by INSERPOR, most of which were of an alternative design to the Company's locking clip syringe, and it sold lancets manufactured by Sherwood to one distributor, which resold the lancets to retailers in Canada and the United States. For the 1997 interim period, sales of difficult to reuse syringes generated approximately 84% of the Company's revenue. During the 1996 interim period, the Company had no sales of its locking clip syringes, but it sold lancets manufactured by Sherwood and syringes manufactured by INSERPOR, which did not utilize the Company's locking clip.

         Cost of Sales. Cost of sales for the 1997 interim period decreased by approximately $75,000 as compared to the 1996 interim period as result of the Company's ability to buy excess inventory at a discount from INSERPOR. The cost of sales for the 1997 interim period includes primarily the purchase of difficult to reuse syringes, which were of an alternative design to the Company's locking clip syringe, from INSERPOR. The cost of sales for the 1996 interim period includes primarily the purchase of lancets from Sherwood.

UNIVEC, Inc.
1st Quarter 1997 10-QSB
June 5, 1997

         Marketing. Marketing expense for the 1997 interim period increased by approximately $36,000 as compared to the 1996 interim period. This increase is due primarily to expenditures for travel to offices of relief agencies in Europe. The Company is targeting relief agencies such as WHO and UNICEF, which have offices in Europe, for its initial sales.

         Product Development. Product development expenses for the 1997 interim period increased by approximately $29,000 as compared to the 1996 interim period. This increase is due primarily to expenditures for research and development for a 3cc locking clip syringe and other safety hypodermic devices.

         General and Administrative. General and administrative expenses for the 1997 interim period increased by approximately $79,000 as compared to the 1996 interim period. This increase is due primarily to increased: (a) non-cash charges for depreciation and (b) cash charges for property, casualty and general liability insurance and salaries for two officers.

         Interest Expense. Interest expense for the 1997 interim period increased by approximately $442,000 as compared to the 1996 interim period. This increase is due to the amortization of deferred financing costs, which resulted in a non cash charge of approximately $470,000. Excluding this non cash charge, interest expense for the 1997 interim period would have decreased by approximately $28,000 as compared to the 1996 interim period as result of the conversion of amounts due affiliates and certain stockholders into Series A Preferred Stock in December 1996.

         Royalty Expense. Royalty expense for the 1997 interim period decreased by $10,000 as compared to the 1996 interim period. This decrease is due to the Company not electing to continue a licensing agreement.

         Net Loss. The net loss for the 1997 interim period increased by approximately $440,000 as compared to the 1996 interim period. This increase is due primarily to the amortization of deferred financing costs of approximately $470,000. Excluding this non cash charge, the net loss for the 1997 interim period would have decreased by approximately $30,000 as compared to the 1996 interim period as result of higher gross profits offset by higher overhead expenses. Until the effective date (April 24, 1997) of the Company's initial public offering ("Offering"), the Company was taxed as a S Corporation. As a result of the Offering, the Company will be taxed as a C Corporation.


Liquidity and Capital Resources
         In the 1997 and 1996 interim periods, the Company's overhead expenses have exceeded gross profits from resales of hypodermic devices. For both

UNIVEC, Inc.
1st Quarter 1997 10-QSB
June 5, 1997

periods, accounts payable, accrued expenses and other short term liabilities were significant sources of funding. In addition for the 1996 interim period, the Company received $250,000 for an asset-backed note, guaranteed by certain stockholders, which was repaid in July 1996.

         During May 1997, the Company closed its initial public offering, including the exercise of the over-allotment option by the underwriter, and raised net proceeds of approximately $4.8 million dollars; simultaneously, the Company repaid principal of $1 million and accrued interest of approximately $31,000 to holders of bridge notes. The Company expects that the net proceeds of the Offering will be sufficient to satisfy its anticipated cash requirements until April 1998.

         The Company expects to incur additional operating losses and negative cash flows at least through 1997. These losses will continue until such time as the Company builds up sufficient sales and margins to offset expenses, which include continuing product and machine development for new syringe products. The timing and amounts of these negative cash flows will depend on many factors, some of which are beyond the Company's control, such as the progress of the Company's product development projects, improvements to existing manufacturing processes, and sales of Company products at prices sufficient to cover expenses.

         Except for the historical information herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of the Company's 1cc locking clip syringes, the timely development and acceptance of new products, the development of an effective sales and marketing organization, improvements to existing products and manufacturing processes, delays and interruptions to production, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No. 333-20187), as amended, which was declared effective by the Commission on April 24, 1997.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Exhibit 27.1 Financial Data Schedule


              (b) Not Applicable

                                   SIGNATURES




              In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               UNIVEC, INC.



Dated: June 8, 1997                           By:      /s/ Joel Schoenfeld
                                                       -------------------
                                                       Joel Schoenfeld
                                                       Chairman of the Board and
                                                       Chief Financial Officer




Date: June 8, 1997                            By:      /s/  David Chabut
                                                       -----------------
                                                       David Chabut
                                                       Chief Financial Officer