Form 10QSB
period 1997-06-30
UNIVEC INC
filed 1997-08-15
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1997
                                -------------------------

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

         As of July 31, 1997, the Issuer had 2,881,769 shares of Common Stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format:

         Yes           No  X
             -----       -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1: Consolidated Financial Information
Univec, Inc. and Subsidiary
Consolidated Balance Sheet



                                                                               June 30
                                                                                 1997
                                      ASSETS:                                (Unaudited)
Current assets:
   Cash and  cash  equivalents                                               $ 3,381,427
   Accounts receivable                                                            10,090
   Inventory                                                                     406,788
   Prepaid expenses and other current assets                                      53,003
                                                                             -----------
        Total current assets                                                   3,851,308

Fixed assets, net                                                                912,732
Patent rights, net
                                                                                  64,000
                                                                             -----------
        Total assets                                                         $ 4,828,040
                                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                              390,925
   Accrued expenses                                                              120,253
   Loan payable                                                                   35,400
   Patent acquisition liability                                                   10,000
                                                                             -----------
        Total current liabilities                                                556,578

Unearned income in connection with supply and licensing agreements             1,683,788
Notes payable to officers                                                            391
                                                                             -----------
        Total liabilities                                                      2,240,757

Stockholders' equity:
   Preferred stock $.001 par value; 4,997,500 shares authorized;
      none issued and outstanding
   Series A 8% Cumulative Convertible Preferred Stock, $.001 par value,
      2,500 shares authorized; 1,919 shares issued and outstanding                     2
   Common stock $.001 par value; 25,000,000 shares authorized; issued
      and outstanding 2,881,769 shares                                             2,882
   Additional paid-in capital                                                  4,878,376
   Accumulated deficit                                                        (2,293,977)
                                                                             -----------
        Total stockholders' equity                                             2,587,283
                                                                             -----------
        Total liabilities and stockholders' equity                           $ 4,828,040
                                                                             ===========



See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)


                                          Three months ended                 Six months ended
                                               June 30,                           June 30,
                                          ------------------                 ----------------
                                        1997              1996              1997              1996
Sales                              $   174,880                         $   518,477       $   282,000
Cost of sales                          110,275                             259,130           223,931
                                    ----------                         -----------       -----------
     Gross profit                       64,605                             259,347            58,069

Expenses:
   Marketing                           153,356       $    25,408           211,834            47,705
   Product development                 107,012            13,512           148,657            26,314
   General and administrative          294,653           136,055           559,591           321,581
   Interest                            310,375            53,512           801,571           102,468
   Royalties                            45,000            41,000            65,000            71,000
                                   -----------       -----------       -----------       -----------

      Total expenses                   910,396           269,487         1,786,653           569,068
                                   -----------       -----------       -----------       -----------
      Net loss                     $  (845,791)      $  (269,487)      $(1,527,306)      $  (510,999)
                                   ===========       ===========       ===========       ===========
Net loss per share                 $      (.76)      $      (.25)      $     (1.39)      $      (.48)
                                   ===========       ===========       ===========       ===========
Weighted average common
   stock outstanding                 1,120,037         1,059,001         1,101,162         1,059,001
                                   ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)



                                                                           Six months ended
                                                                                June 30,
                                                                     -----------------------------
                                                                         1997              1996
Cash flows from operating activities:
   Net loss                                                          $(1,527,306)      $  (510,999)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
          Depreciation, amortization and other non cash charges          852,003             8,944
          Changes in assets and liabilities:
             Accounts receivable                                         139,543          (161,742)
             Inventory                                                  (167,417)
             Prepaid expenses and other current assets                    (1,541)
             Accounts payable and accrued expenses                      (114,236)          313,054
                                                                     -----------       -----------
                Net cash used in operating activities                   (818,954)         (350,743)
                                                                     -----------       -----------

Cash flows from investing activities:
   Purchase of fixed assets                                             (166,558)          (77,846)
   Payment on note for acquisition of patent                             (10,000)          (10,000)
                                                                     -----------       -----------
                Net cash used in investing activities                   (176,558)          (87,846)
                                                                     -----------       -----------

Cash flows from financing activities:
   Proceeds from borrowings                                               35,400
   Payment of notes                                                   (1,015,949)
   Proceeds from issuance of notes                                                         250,000
   Proceeds from issuance of common stock, net                         4,996,542
   Advances from affiliates/stockholders, net                                               24,175
   Book overdraft                                                                           30,380
   Unearned income on supply and licensing agreements                                       54,056
   Restricted funds                                                       32,500
                                                                     -----------       -----------
                Net cash provided by financing activities              4,048,493           358,611
                                                                     -----------       -----------
                Net increase (decrease) in cash                        3,052,981           (79,978)

Cash at beginning of period                                              328,446            79,978
                                                                     -----------       -----------
Cash at end of period                                                $ 3,381,427       $      --
                                                                     ===========       ===========


Supplemental disclosures of noncash investing and financing activities:
     Conversion of indebtedness to Series A Preferred Stock for $650,000. Conversion of indebtedness to Common Stock for $245,390.
     Conversion of officer note to Common Stock for $15,295.
     Reclassification of S-corporation losses through April 24, 1997 to additional paid-in capital of $3,486,467.


See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Notes to Consolidated Financial Statements



1.       General:

         The unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-20187) declared effective by the Securities and Exchange Commission on April 24, 1997 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2.       Loss Per Share:

         Loss per share has been computed by dividing net losses by the weighted average number of common shares outstanding during the period.



3.       Public Offering:

         In May 1997, the Company sold, in its initial public offering of securities (the "Offering"), 1,725,000 shares of common stock and 2,587,500 redeemable common stock purchase warrants, inclusive of the over-allotment, at a price of $3.50 per share and $.10 per warrant, respectively. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.50 per share through April 23, 2002. The warrants are redeemable by the Company at $.05 per warrant upon 30 days prior written notice, if the closing bid price as reported on Nasdaq, or the closing price, as reported on a national or regional securities exchange, as applicable, of the shares of common stock for 20 consecutive trading days ending within three days of the notice of redemption of the warrants has been at least $8.00 per share. Net proceeds received were approximately $4,996,542.

         Simultaneous with the Offering, the Company repaid the outstanding bridge note payable of $1,000,000 and charged the debt financing costs of $783,282 to interest expense.

4.       Stockholders' Equity:

         In January and March 1997, the Company authorized the issuance of 650 shares of Series A 8% Cumulative Convertible Preferred Stock to certain shareholders of common stock in exchange for amounts due of $650,000.

         On May 2, 1997, an officer of the Company exercised the remaining 4,370 incentive stock options under the 1996 Stock Option Plan at $3.50 per share. In May 1997, the Company authorized the issuance of 34, 397 shares of common stock at $3.50 per share to a certain shareholder of common stock and 35,715 shares of common stock at $3.50 per share to a certain lender in exchange for amounts due of $120,390 and $125,000, respectively.

         A summary of the changes in stockholders' equity for the six months ended June 30, 1997 is as follows:

                                         Series A                        Additional                      Deferred
                                        Preferred         Common          Paid-in      Accumulated       Offering
                                          Stock            Stock          Capital        Deficit           Costs           Total

Balance, December 31, 1996              $         1     $     1,082     $ 2,459,417    $(4,253,138)    $   (92,500)    $(1,885,138)
Conversion of indebtedness to
   Series A Preferred Stock                       1                         649,999                                        650,000
Exercise of stock options                                         4          15,291                                         15,295
Conversion of indebtedness to
   Common Stock                                                  71         245,319                                        245,390
Issuance of Common Stock in
   initial public offering                                    1,725       4,994,817                                      4,996,542
Payment of deferred offering costs                                                                           92,500         92,500
Reclassification of S-corporation
   losses through April 24, 1997                                         (3,486,467)     3,486,467
Net loss                                                                                (1,527,306)                     (1,527,306)
                                        -----------     -----------     -----------    -----------     ------------    -----------
Balance, June 30, 1997                  $         2     $     2,882     $ 4,878,376    $(2,293,977)    $      --       $ 2,587,283
                                        ===========     ===========     ===========    ===========     ============    ===========


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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1998. Management has not yet evaluated the effects of this change on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations

Three Months Ended June 30, 1997 and 1996
         Sales. Sales for the three months ended June 30, 1997 (the "1997 three-month period") increased by approximately $175,000 as compared to the three months ended June 30, 1996 (the "1996 three-month period") as a result of increased resales of disposable medical devices. In order to fill demand for difficult to reuse syringes during the 1997 three-month period, the Company obtained and sold an inventory of difficult to reuse syringes of an alternative design. At this time, production of the Company's 1cc locking clip syringes is sufficient to meet current demand. Management believes that production of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design. There were no revenues for the 1996 three-month period.

         Cost of Sales. Cost of sales for the 1997 three-month period increased by approximately $110,000 as compared to the 1996 three-month period. The cost of sales for the 1997 three-month period includes primarily the purchase of difficult to reuse syringes of an alternative design to the Company's 1cc locking clip syringe. There were no cost of sales for the 1996 three-month period.

         Marketing. Marketing expense for the 1997 three-month period increased by approximately $128,000 as compared to the 1996 three-month period. This increase is due primarily to expenditures associated with promoting the Company's safety locking syringes to target markets, and it is consistent with the budgeted amount for marketing in the use of proceeds section of the Company's Prospectus. For the 1996 three-month period, the Company spent nominally on marketing activities because of management's decision to spend money on fixed assets for production rather than this activity.

         Product Development. Product development expenses for the 1997 three-month period increased by approximately $94,000 as compared to the 1996 three-month period. This increase is due primarily to expenditures for research and development for safety hypodermic devices other than the Company's 1cc locking clip syringe, and it is consistent with the budgeted amount for product development in the use of proceeds section of the Company's Prospectus. For the 1996 three-month period, the Company spent nominally on product development because of management's decision to spend money on fixed assets for production rather than this activity.

         General and Administrative. General and administrative expenses for the 1997 three-month period increased by approximately $159,000 as compared to the 1996 three-month period. This increase is due primarily to increased: (a) non-cash charges for depreciation and (b) cash charges for property, casualty and general liability insurance and salaries for two officers, and it is consistent with the budgeted amount for general corporate purposes and management salaries in the use of proceeds section of the Company's Prospectus.

         Interest Expense. Interest expense for the 1997 three-month period increased by approximately $257,000 as compared to the 1996 three-month period. This increase is due to the write-off of deferred financing costs as a result of the repayment of the bridge notes, which resulted in a non cash charge of approximately $313,000.

         Royalty Expense. Royalty expense for the 1997 three-month period increased by $4,000 as compared to the 1996 three-month period. This increase is due primarily to a higher minimum exclusive royalty pursuant to a licensing agreement.

         Net Loss. The net loss for the 1997 three-month period increased by approximately $576,000 as compared to the 1996 three-month period. This increase is due primarily to the write-off of deferred financing costs of approximately $313,000. Excluding this non cash charge, the net loss for the 1997 three-month period would have increased by approximately $263,000 as compared to the 1996 three-month period as a result of higher overhead expenses, which were offset by higher gross profits, and it is consistent with the use of proceeds section of the Company's Prospectus. Until April 24, 1997, the date of commencement of the Offering, the Company was taxed as a S Corporation. As a result of the Offering, the Company will be taxed as a C Corporation.


Six Months Ended June 30, 1997 and 1996
         Sales. Sales for the six months ended June 30, 1997 (the "1997 six-month period") increased by approximately $236,000 as compared to the six months ended June 30, 1996 (the "1996 six-month period") as a result of increased resales of disposable medical devices. In order to fill demand for difficult to reuse syringes during the 1997 six-month period, the Company obtained and sold an inventory of difficult to reuse syringes of an alternative design. At this time, production of the Company's 1cc locking clip syringes is sufficient to meet current demand. Management believes that production of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design. Some of the revenues for the 1997 six-month period were attributable to resales of lancets. Revenues for the 1996 six-month period were derived entirely from resales of lancets and traditional disposable syringes.

         Cost of Sales. Cost of sales for the 1997 six-month period increased by approximately $35,000 as compared to the 1996 six-month period. The cost of sales for the 1997 six-month period includes primarily the purchase of difficult to reuse syringes of an alternative design to the Company's 1cc locking clip syringe. The cost of sales for the 1996 six-month period includes primarily the purchase of lancets.

         Marketing. Marketing expense for the 1997 six-month period increased by approximately $164,000 as compared to the 1996 six-month period. This increase is due primarily to expenditures associated with promoting the Company's safety locking syringes to target markets, and it is consistent with the budgeted amount for marketing in the use of proceeds section of the Company's Prospectus. For the 1996 six-month period, the Company spent nominally on marketing because of management's decision to spend money on fixed assets for production rather than this activity.

         Product Development. Product development expenses for the 1997 six-month period increased by approximately $122,000 as compared to the 1996 six-month period. This increase is due primarily to expenditures for research and development for safety hypodermic devices other than the Company's 1cc locking clip syringe, and it is consistent with the budgeted amount for product development in the use of proceeds section of the Company's Prospectus. For the 1996 six-month period, the Company spent nominally on product development because of management's decision to spend money on fixed assets for production rather than this activity.

         General and Administrative. General and administrative expenses for the 1997 six-month period increased by approximately $238,000 as compared to the 1996 six-month period. This increase is due primarily to increased: (a) non-cash charges for depreciation and (b) cash charges for property, casualty and general liability insurance and salaries for two officers, and it is consistent with the budgeted amount for general corporate purposes and management salaries in the use of proceeds section of the Company's Prospectus.

         Interest Expense. Interest expense for the 1997 six-month period increased by approximately $699,000 as compared to the 1996 six-month period. This increase is due to the write-off of deferred financing costs as a result of the repayment of the bridge notes, which resulted in a non cash charge of approximately $783,000. Excluding this non cash charge, interest expense for the 1997 six-month period would have decreased by approximately $84,000 as compared to the 1996 six-month period as a result of the conversion of amounts due affiliates and certain stockholders into Series A Preferred Stock in December 1996.

         Royalty Expense. Royalty expense for the 1997 six-month period decreased by $6,000 as compared to the 1996 six-month period. This decrease is due primarily to the Company not electing to continue a licensing agreement.

         Net Loss. The net loss for the 1997 six-month period increased by approximately $1,016,000 as compared to the 1996 six-month period. This increase is due primarily to the write-off of deferred financing costs of approximately $783,000. Excluding this non cash charge, the net loss for the 1997 six-month period would have increased by approximately $233,000 as compared to the 1996 six-month period as a result of higher overhead expenses, which were offset by higher gross profits, and it is consistent with the use of proceeds section of the Company's Prospectus. Until April 24, 1997, the date of the Offering, the Company was taxed as a S Corporation. As a result of the Offering, the Company will be taxed as a C Corporation.


Liquidity and Capital Resources
         In the 1997 and 1996 six-month periods, the Company used cash from operating activities. Net losses in each of these periods greatly affected net cash from operations. For the 1997 six-month period, increased inventory and decreased accounts payable and accrued expenses were significant uses of cash in addition to the net loss adjusted for non-cash charges. For the 1996 six-month period, increased accounts receivable was a significant use of cash in addition to the net loss adjusted for non-cash charges.

         During May 1997, the Company received net proceeds of approximately $5,000,000 from the sale of 1,725,000 shares of Common Stock and 2,587,500 common stock purchase warrants in its initial public offering. The Company used approximately $1,031,000 of such net proceeds to pay the principal amount ($1,000,000) and accrued interest (approximately $31,000) on its bridge notes.

         The Company's investing activities have consisted primarily of expenditures for production equipment. Commencing in May 1997, the Company placed orders to purchase assembly machines, presses and tools (approximately $600,000) to increase its capacity to produce safety locking syringes.

         The Company has commenced production of its 1cc locking clip syringe at a contract manufacturer in Portugal. The Company is relocating production of clip-plunger assemblies from Harmac Medical Products in Buffalo, NY to a manufacturer on Long Island, NY, located near the Company's executive offices. The Long Island facility has been in operation for over twenty-five years and has a pool of tool and die makers, who have built, operated, and maintained precision assembly machinery for several well-known consumer package and medical device companies. Under terms of a non-binding letter of intent, the Long Island facility would develop, own, and operate on an exclusive basis for UNIVEC its own machinery for the production of clip-plunger assemblies used for production of the Company's locking clip syringes. Management anticipates that additional machinery will be purchased from other manufacturers to augment clip-plunger assembly. The Portuguese facility is producing currently clip-plunger assemblies and will continue to produce clip-plunger assemblies after production commences at the Long Island facility. There can be no assurance that the Long Island facility will enter into a legally binding agreement with the Company for the production of clip-assemblies, or that the Long Island facility will produce clip-plunger assemblies in sufficient quantities to satisfy the Company's requirements.

         The Company is completing plans to construct an approximately 25,000 square foot assembly facility in Ghent, NY and intends to finance construction of the facility with the proceeds from the sale of industrial development revenue bonds to be issued by Columbia County, NY in an aggregate principal amount of up to $4,500,000. Although the Company has engaged the services of an investment firm in connection with the bond financing, there can be no assurance that the Company can negotiate acceptable terms for this bond financing or as to when, if ever, the bond financing will be completed.

         Except for the historical information herein, matters discussed in this report are forward-looking statements that involve risks and uncertainties, including continuing losses, limited operating history, ability to manage growth, product acceptance, interruptions to production, competition, and other risks detailed from time to time in the Company's SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No. 333-20187), as amended, which was declared effective by the Commission on April 24, 1997.

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


                                                               UNIVEC, INC.



Dated: August 14, 1997                        By:      /s/ Joel Schoenfeld
                                                       -------------------
                                                       Joel Schoenfeld
                                                       Chairman of the Board and
                                                       Chief Executive Officer




Date: August 14, 1997                         By:      /s/  David Chabut
                                                       -----------------
                                                       David Chabut
                                                       Chief Financial Officer