Form 10QSB
period 1997-09-30
UNIVEC INC
filed 1997-11-24
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 30, 1997
                                -------------------------

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

        As of October 31, 1997, the Issuer had 2,881,769 shares of Common Stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format:

         Yes           No  X
             -----       -----

Part I. Financial Information
Item 1: Consolidated Financial Information
Univec, Inc. and Subsidiary
Consolidated Balance Sheet



                                                                                 September 30,
                                                                                     1997

                                            ASSETS:                               (Unaudited)
Current assets:
        Cash and cash equivalents                                                 $ 2,452,368
        Accounts receivable                                                            59,790
        Inventory                                                                     495,735
        Prepaid expenses and other current assets                                      30,243
                                                                                  -----------
                        Total current assets                                        3,038,136


Fixed assets, net                                                                   1,100,446
Patent rights, net                                                                     60,000
                                                                                  -----------
                        Total assets                                              $ 4,198,582
                                                                                  ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
        Accounts payable                                                          $   330,719
        Accrued expenses                                                               70,091
        Loan payable                                                                   17,700
                                                                                  -----------
                        Total current liabilities                                     418,510

Notes payable to officers                                                                 391
                                                                                  -----------
                        Total liabilities                                             418,901


Stockholders' equity:
        Preferred stock $.001 par value; 4,997,500 shares authorized;
                none issued and outstanding
        Series  A 8% Cumulative Convertible Preferred Stock, $.001 par value,
                2,500 shares authorized; 1,919 shares issued and outstanding                2
        Common stock $.001 par value; 25,000,000 shares authorized; issued
                and outstanding 2,881,769 shares                                        2,882
        Additional paid-in capital                                                  4,878,376
        Accumulated deficit                                                        (1,101,579)
                                                                                  -----------
                        Total stockholders' equity                                  3,779,681
                                                                                  -----------
                        Total liabilities and stockholders' equity                $ 4,198,582
                                                                                  ===========







See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)





                                             Three months ended                  Nine months ended
                                                September 30,                       September 30,
                                        -----------------------------       -----------------------------
                                             1997              1996             1997             1996

Sales                                   $    72,221                         $   590,698       $   282,000
Cost of sales                                66,238                             325,368           223,931
                                        -----------                         -----------       -----------
          Gross profit                        5,983                             265,330            58,069

Operating expenses:
     Marketing                              108,267       $    49,994           320,101            97,699
Product development                         105,023            29,114           253,680            55,428
General and administrative                  318,165           365,275           877,756           687,856
Royalties                                                                        65,000            70,000
                                        -----------       -----------       -----------       -----------
          Total operating expenses          531,455           444,383         1,516,537           910,983
                                        -----------       -----------       -----------       -----------

Loss from operations                       (525,472)         (444,383)       (1,251,207)         (852,914)
Other income                              1,683,788                           1,683,788
Interest (expense) income, net               34,082           (47,409)         (767,489)         (149,877)
                                        -----------       -----------       -----------       -----------

          Net income (loss)             $ 1,192,398       $  (491,792)      $  (334,908)      $(1,002,791)
                                        ===========       ===========       ===========       ===========

Net income (loss) per share             $      1.03       $      (.46)      $      (.30)      $      (.95)
                                        ===========       ===========       ===========       ===========

Weighted average common
     stock outstanding                    1,156,769         1,059,001         1,119,698         1,059,001
                                        ===========       ===========       ===========       ===========




See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)



                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                             -----------------------------
                                                                                                 1997             1996

Cash flows from operating activities:
        Net loss                                                                             $  (334,908)      $(1,002,791)
        Adjustments to reconcile net loss to net cash used
                in operating activities:
                        Depreciation, amortization and other non cash charges                    889,466            14,814
                        Unearned income recognition                                           (1,683,788)
                        Changes in assets and liabilities:
                                Accounts receivable                                               89,843           (90,705)
                                Inventory                                                       (256,364)          (86,364)
                                Prepaid expenses and other current assets                         21,219
                                Accounts payable and accrued expenses                           (224,604)          506,915
                                                                                             -----------       -----------
                                                Net cash used in operating activities         (1,499,136)         (658,131)
                                                                                             -----------       -----------

Cash flows from investing activities:
        Purchase of fixed assets                                                                (387,735)         (449,282)
        Payment on note for acquisition of patent                                                (20,000)          (20,000)
                                                                                             -----------       -----------
                                                Net cash used in investing activities           (407,735)         (469,282)
                                                                                             -----------       -----------

Cash flows from financing activities:
        Proceeds from borrowings                                                                  17,700
        Payment of notes                                                                      (1,015,949)         (790,000)
        Proceeds from issuance of notes                                                                            250,000
        Proceeds from issuance of common stock, net                                            4,996,542
        Advances from affiliates/stockholders, net                                                                  27,157
        Deferred debt costs                                                                                        (32,264)
        Deferred offering costs                                                                                    (27,500)
        Unearned income on supply and licensing agreements
                                                                                                                 1,683,788
        Restricted funds                                                                          32,500
                                                                                             -----------       -----------
                                                Net cash provided by financing activities      4,030,793         1,111,181
                                                                                             -----------       -----------

                                                Net increase (decrease) in cash                2,123,922           (16,232)

Cash at beginning of period                                                                      328,446            79,978
                                                                                             -----------       -----------
Cash at end of period                                                                        $ 2,452,368       $    63,746
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

Univec, Inc. and Subsidiary
Notes to Consolidated Financial Statements



1.   General:

     The unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-20187) declared effective by the Securities and Exchange Commission on April 24, 1997 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.



2.   Income (Loss) Per Share:

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents are not dilutive.



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

4.   Stockholders' Equity:

     In January and March 1997, the Company authorized the issuance of 650 shares of Series A 8% Cumulative Convertible Preferred Stock to certain stockholders of common stock in exchange for amounts due of $650,000.

     On May 2, 1997, an officer of the Company exercised the remaining 4,370 incentive stock options under the 1996 Stock Option Plan at $3.50 per share. In May 1997, the Company authorized the issuance of 34, 397 shares of common stock at $3.50 per share to a certain stockholder of common stock and 35,715 shares of common stock at $3.50 per share to a certain lender in exchange for amounts due of $120,390 and $125,000, respectively.

     A summary of the changes in stockholders' equity for the nine months ended September 30, 1997 is as follows:

                                        Series A                       Additional                      Deferred
                                       Preferred         Common          Paid-in      Accumulated      Offering
                                         Stock            Stock          Capital        Deficit           Costs         Total
Balance, December 31, 1996            $         1     $     1,082     $ 2,459,417    $(4,253,138)    $   (92,500)    $(1,885,138)
Conversion of indebtedness to
     Series A Preferred Stock                   1                         649,999                                        650,000
Exercise of stock options                                       4          15,291                                         15,295
Conversion of indebtedness to
     Common Stock                                              71         245,319                                        245,390
Issuance of Common Stock in
 initial public offering                                    1,725       4,994,817                                      4,996,542
Payment of deferred offering costs                                                                        92,500          92,500
Reclassification of S-corporation
     losses through April 24, 1997                                     (3,486,467)     3,486,467
Net loss                                                                                (334,908)                       (334,908)
                                      -----------     -----------     -----------    -----------     -----------     -----------
Balance, September 30, 1997           $         2     $     2,882     $ 4,878,376    $(1,101,579)    $      --       $ 3,779,681
                                      ===========     ===========     ===========    ===========     ===========     ===========


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

6.   Unearned Income:

     On May 30, 1996, the Company entered into a five-year supply and licensing agreement with a manufacturer. The supply agreement requires the manufacturer to supply Univec with approximately 50,000,000 syringe components per year. In connection with this supply agreement, the manufacturer sold a production mold and inserts to Univec for nominal consideration, and subsequently leased back the equipment. Under this lease, the lessee is required to make payments over three years approximating $1,946,000 to Univec. In July 1996, Univec assigned its rights to the last 34 lease payments to an unrelated corporation for approximately $1.6 million. Certain stockholders of the Company have agreed to pay the manufacturer up to $1,000,000 (less $0.14925 for each dollar paid by the Company under the agreement) if Univec does not purchase $6,700,000 of products from the manufacturer over the first three years of the agreement.

     Simultaneous with the supply agreement, the Company granted the manufacturer the option to license the Company's product providing the manufacturer the right to manufacture and sell the Company product to certain segments of the market for a royalty of 5% of sales of the licensed product. Unearned income in connection with these agreements were to be recognized in income upon the sale of the Company's product supplied by the manufacturer.

     During the third quarter of 1997, the manufacturer informed the Company that it was unable to produce certain products to the Company's specifications. As a result, the Company is no longer required to make the minimum purchase requirements as discussed above, and the Company has fully recognized all previously unearned income.

Results of Operations

Three Months Ended September 30, 1997 and 1996
         Sales. Sales for the three months ended September 30, 1997 (the "1997 three-month period") were approximately $72,000 as compared to no sales for the three months ended September 30, 1996 (the "1996 three-month period"). During the 1997 three-month period, UNIVEC (the "Company") sold difficult to reuse syringes, most of which were the Company's patented 1cc locking clip syringe.

         Cost of Sales. Cost of sales for the 1997 three-month period were approximately $66,000 as compared to no cost of sales for the 1996 three-month period. The cost of sales for the 1997 three-month period includes primarily the manufacture of UNIVEC's patented 1cc locking clip syringe by a Portuguese company that the Company has hired to produce its branded products.

         Marketing. Marketing expense for the 1997 three-month period increased by approximately $58,000 as compared to the 1996 three-month period. This increase is due primarily to expenditures associated with promoting the Company's locking syringes to target markets, and it is consistent with the budgeted amount for marketing in the use of proceeds section of the Company's Prospectus. For the 1996 three-month period, the Company decided to spend money on fixed assets for production rather than marketing.

         Product Development. Product development expenses for the 1997 three-month period increased by approximately $76,000 as compared to the 1996 three-month period. This increase is due primarily to expenditures for research and development for safety hypodermic devices other than the Company's 1cc locking clip syringe, and it is consistent with the budgeted amount for product development in the use of proceeds section of the Company's Prospectus. For the 1996 three-month period, the Company decided to spend money on fixed assets for production rather than product development.

         General and Administrative. General and administrative expenses for the 1997 three-month period decreased by approximately $47,000 as compared to the 1996 three-month period. This decrease is due primarily to decreased legal expenses for general corporate matters.

         Other Income. In the second quarter of 1996, the Company entered into an agreement to buy syringe components from Sherwood Davis & Geck ("Sherwood" and the "Sherwood Supply Agreement"). In connection with the Sherwood Supply Agreement, Sherwood sold all of its right, title and interest in and to the production mold for the plunger, including the mold inserts and insert base (together, the "Plunger Mold") to the Company in consideration for an option to enter into a non-exclusive license to manufacture and sell the Company's locking clip syringes in the United States. The Company also entered into a lease agreement with Sherwood pursuant to which it leased back the Plunger Mold to Sherwood (the "Equipment Lease") for a period of six years for use in the manufacture and production of the plungers as part of the assembly of non-aspirating syringes using the Company's proprietary design specifications. Sherwood is required to make aggregate rental payments of $1,946,016 in 36 equal consecutive monthly installments of $54,056, over the first three years of the term of the Equipment Lease. In consideration for said lease payments, the Company agreed to pay Sherwood 14.925% of the cumulative invoiced amount of components in excess of $3,350,000 up to a maximum invoiced amount of $6,700,000 (or a maximum of $500,000). In addition, certain stockholders of the Company agreed to pay Sherwood up to $1,000,000 (less 14.925% of each dollar paid by the Company under the Sherwood Supply Agreement) in the event the Company fails to pay a cumulative invoiced amount of $6,700,000 over the first three years of the Sherwood Supply Agreement provided Sherwood is able to deliver 100,000,000 plungers that meet tolerances during this time frame. In July 1996, the Company sold the Plunger Mold, subject to the Equipment Lease, together with the Company's right to the payments under the Equipment Lease, to a financial institution for net cash consideration of $1,600,000 ($1,837,904 less expenses of approximately $238,000). In connection with such sale, the financial institution agreed to sell the Plunger Mold back to the Company for a nominal amount upon expiration of the term of the Equipment Lease. Because of the related party guarantees, the Company deferred recognition of approximately $1,684,000, which equals the net proceeds from the lease payments received and the 34 payments sold to a financial institution. Unearned income in connection with these agreements was to be recognized upon the sale of the Company's locking clip syringes that included components supplied by Sherwood under the Sherwood Supply Agreement.

         During the 1997 three-month period, Sherwood acknowledged that it was unable to produce plungers that met the Company's tolerances, and subsequently, Sherwood has agreed to return the Plunger Mold to the Company. Because the related party guarantees are no longer effective, the Company has recognized all of the deferred income related to the Sherwood Supply Agreement during the 1997 three-month period. For tax purposes, the Company recognized the deferred income from the Sherwood Supply Agreement on its 1996 S corporation return.

         Interest Income/(Expense), Net. The 1997 three-month period had net interest income of approximately $34,000 as result of proceeds from the initial public offering, which closed during May 1997, being invested in interest-bearing accounts, whereas the 1996 three-month period had net interest expense of ($47,000).

         Net Income (Loss). During the 1997 three-month period, the Company had net income as result of the income recognized from the Sherwood Supply Agreement, whereas during the 1996 three-month period, the Company had a net loss. Earnings before interest, taxes, depreciation, amortization, and other non cash charges and credits ("EBITDA") for the 1996 three-month period is approximately ($436,000), whereas EBITDA for the 1997 three-month period is approximately ($488,000) or an increase of approximately ($52,000) over the 1996 three-month period, which is due primarily to higher expenditures for marketing and product development, offset partially by higher gross profits.


Nine Months Ended September 30, 1997 and 1996
         Sales. Sales for the nine months ended September 30, 1997 (the "1997 nine-month period") increased by approximately $309,000 as compared to the nine months ended September 30, 1996 (the "1996 nine-month period") as result of increased sales of disposable medical devices. In order to fill demand for difficult to reuse syringes from January to June 1997, the Company obtained and sold an inventory of difficult to reuse syringes of an alternative design. From July to September 1997, production of the Company's patented 1cc locking clip syringe was sufficient to meet demand. Some of the revenues for the 1997 nine-month period were attributable to resales of lancets. Revenues for the 1996 nine-month period were derived primarily from resales of lancets.

         Cost of Sales. Cost of sales for the 1997 nine-month period increased by approximately $101,000 as compared to the 1996 nine-month period. The cost of sales for the 1997 nine-month period includes primarily the purchase of difficult to reuse syringes; from January to June 1997, cost of sales includes primarily the purchase of difficult to reuse syringes of an alternative design to the Company's patented 1cc locking clip syringe, whereas from July to September 1997, cost of sales includes primarily the manufacture of UNIVEC's patented 1cc locking clip syringe by a Portuguese company that the Company has hired to produce its branded products. The cost of sales for the 1996 nine-month period includes primarily the purchase of lancets.

         Marketing. Marketing expense for the 1997 nine-month period increased by approximately $222,000 as compared to the 1996 nine-month period. This increase is due primarily to expenditures associated with promoting the Company's locking syringes to target markets, and it is consistent with the budgeted amount for marketing in the use of proceeds section of the Company's Prospectus. For the 1996 nine-month period, the Company decided to spend money on fixed assets for production rather than marketing.

         Product Development. Product development expenses for the 1997 nine-month period increased by approximately $198,000 as compared to the 1996 nine-month period. This increase is due primarily to expenditures for research and development for safety hypodermic devices other than the Company's 1cc locking clip syringe, and it is consistent with the budgeted amount for product development in the use of proceeds section of the Company's Prospectus. For the 1996 nine-month period, the Company decided to spend money on fixed assets for production rather than product development.

         General and Administrative. General and administrative expenses for the 1997 nine-month period increased by approximately $190,000 as compared to the 1996 nine-month period. This increase is due primarily to increased: (i) non-cash charges for depreciation and (ii) cash charges for property, casualty and general liability insurance and payroll.

         Royalty Expense. Royalty expense for the 1997 nine-month period decreased by $5,000 as compared to the 1996 nine-month period. This decrease is due primarily to the Company not electing to continue a licensing agreement.

         Other Income. During the 1997 nine-month period, the Company recognized the deferred income from the Sherwood Supply Agreement as described in management's discussion and analysis of the Three-Months Ended September 30, 1997 and 1996. For tax purposes, the Company recognized the deferred income from the Sherwood Supply Agreement on its 1996 S corporation return.

         Interest Income/(Expense), Net. Net interest expense for the 1997 nine-month period increased by approximately ($618,000) as compared to the 1996 nine-month period. This increase is due to the write-off of deferred financing costs as result of the repayment of the bridge notes, which resulted in a non cash charge of approximately ($783,000). Excluding this non cash charge, the 1997 nine-month period would have net interest income of approximately $16,000.

         Net Loss. The net loss for the 1997 nine-month period decreased by approximately $668,000 as compared to the 1996 nine-month period. This decrease is due primarily to the income recognized from the Sherwood Supply Agreement of approximately $1,684,000, offset partially by deferred financing costs of approximately $783,000. Earnings before interest, taxes, depreciation, amortization, and other non cash charges and credits ("EBITDA") for the 1996 nine-month period is approximately ($834,000), whereas EBITDA for the 1997 nine-month period is approximately ($1,141,000) or an increase of approximately ($307,000) over the 1996 nine-month period, which is due primarily to higher expenditures for marketing and product development, offset partially by higher gross profits.

Liquidity and Capital Resources
         In the 1997 and 1996 nine-month periods, the Company used cash from operating activities. Net losses in each of these periods greatly affected net cash from operations. For the 1997 nine-month period, increased inventory and decreased accounts payable and accrued expenses were significant uses of cash in addition to the net loss adjusted for non-cash charges. For the 1996 nine-month period, increased accounts receivable and inventory were significant uses of cash in addition to the net loss adjusted for non-cash charges.

         During May 1997, the Company received net proceeds of approximately $5,000,000 from the sale of 1,725,000 shares of Common Stock and 2,587,500 common stock purchase warrants in its initial public offering. The Company used approximately $1,031,000 of such net proceeds to pay the principal amount ($1,000,000) and accrued interest (approximately $31,000) on its bridge notes.

         The Company's investing activities have consisted primarily of expenditures for production equipment. Commencing in May 1997, the Company placed orders to purchase assembly machines, presses, and tools to increase its capacity to produce safety locking syringes. As of October 31, 1997, the Company had outstanding purchase orders of approximately $1,000,000 to purchase syringe components and production equipment.

         The Company has commenced production of its 1cc locking clip syringe at a contract manufacturer in Portugal and has begun fulfilling an order for its patented 1cc locking clip syringe, which has a pro forma invoice value of approximately $693,000. During the 1997 three-month period, the Company relocated production of clip-plunger assemblies from Harmac Medical Products in Buffalo, NY to a manufacturer on Long Island, NY, which is located near the Company's executive offices. Under terms of a non-binding letter of intent, the Long Island manufacturer would develop, own, and operate on an exclusive basis for UNIVEC its own machinery for the production of clip-plunger assemblies used for production of the Company's 1cc locking clip syringes. In addition from vendors other than the Long Island manufacturer, the Company has purchased several mechanical machines that assist in clip-plunger assembly and has placed an order for an assembly machine that produces clip-plunger assemblies. Currently, the Portuguese facility is producing clip-plunger assemblies and will continue to produce clip-plunger assemblies after production commences at the Long Island facility. There can be no assurance that the Long Island manufacturer will enter into a legally binding agreement with the Company for the production of clip-plunger assemblies, or that the Long Island manufacturer will produce clip-plunger assembles in sufficient quantities to satisfy the Company's requirements.

         The Company is completing plans to construct an approximately 25,000 square foot assembly facility in Ghent, NY and intends to finance construction of the facility with the proceeds from the sale of industrial development revenue bonds to be issued by Columbia County, NY. Although the Company has engaged the services of investment firms in connection with the bond financing, there can be no assurance that the Company can negotiate acceptable terms for this bond financing or as to when, if ever, the bond financing will be completed.

         Except for the historical information herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of the Company's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, improvements to manufacturing costs, and other risks detailed from time to time in the Company's SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No. 333-20187), as amended, which was declared effective by the Commission on April 24, 1997.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The Company commenced an initial public offering of its securities on April 24, 1997 (the "Effective Date"), whereby it received net proceeds of approximately $5,000,000 (the "Net Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Net Proceeds towards the purposes indicated:

Use of Net Proceeds through September 30, 1997
----------------------------------------------
Equipment                                                              $348,102
Marketing, promotion and public relations                               218,019
Product development                                                     176,697
Payment of bridge notes                                               1,000,000
Management salaries                                                     130,000
Working capital and general purposes                                    674,814
Temporary investments in interest-bearing bank accounts               2,452,368
                                                                     ----------
     Net Proceeds                                                    $5,000,000
                                                                     ==========

The expenditure by the Company of the Proceeds since the Effective Date for any other items not listed above has not changed since the Company's last filed periodic report (including Form S-R) and, pursuant to the Securities Act of 1933, as amended, and the rules and regulations promulgated thereby, the listing of such expenditures is omitted from this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNIVEC, INC.

Dated: November 24, 1997                     By: /s/ Joel Schoenfeld
                                                 -------------------------------
                                                     Joel Schoenfeld
                                                     Chairman of the Board
                                                     Chief Executive Officer

Dated: November 24, 1997                     By: /s/ David Chabut
                                                 -------------------------------
                                                     David Chabut
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
Exhibit 27     Financial Data Schedule