Form 10KSB
period 1997-12-31
UNIVEC INC
filed 1998-03-31
CIK 1029825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|_|Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

|_|Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____________ to ________________

Commission file number 0-22413


                                  UNIVEC, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)
            Delaware                                                  11-3163455
----------------------------                                       ----------
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organizatio                              Identification No.)

999 Franklin Avenue, Garden City, NY                                    11530
------------------------------------                                   ---------
(Address of Principal Executive Offices                               (Zip Code)

                                 (516) 294-1000
                        -------------------------------
                   (Issuer's Telephone Number, Including Area
      Code) Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                        --------------------------------
                                (Title of Class)
                         Common Stock Purchase Warrants
                        --------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --    --
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for the issuer's most recent fiscal year were $744,751.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 13, 1998 was $2,523,373.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         As of March 13, 1998, the issuer had 2,981,769 shares of common stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     Part I

Item 1.  Description of Business.

         UNIVEC, Inc. (the "Company" or "UNIVEC") develops, assembles, licenses and markets safety hypodermic syringes designed to protect the healthcare worker and patient against cross-infection. The Company also from time to time sells other medical devices and intends to develop other medication delivery systems. The Company is a Delaware corporation incorporated on October 7, 1996, and the successor by merger to UNIVEC, Inc., a New York corporation, incorporated on August 18, 1992.

         In 1997, the Company commenced production and sales of its 1cc locking clip syringes, which are designed to make accidental or deliberate reuse difficult. The accidental or deliberate reuse of syringes is a frequent cause of the spread of the human immunodeficiency ("HIV") and hepatitis viruses, as well as other blood-borne pathogens. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") to market its locking clip syringes in the United States.

         The Company believes that its 1cc difficult to reuse syringes are more effective than competitive syringes and that they are competitively priced. The Company also believes that it is the only company that markets a difficult to reuse syringe with a 1cc barrel, which is ideal for dispensing accurate dosages of medicine (e.g., allergy, immunization and insulin medicines). It is more difficult to deliver up to a .95cc dosage accurately with a syringe barrel that is greater than 1cc. The Company does not know of any other company that offers a lcc aspirating syringe that can be locked. Healthcare workers need aspirating syringes to mix medications in the syringe barrel and inject medications intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs.

         The Company's initial marketing efforts have been directed primarily to international relief agencies, including the International Red Cross, UNICEF and the World Health Organization ("WHO"), as well as to public hospitals and health facilities in the Northeastern United States. Pursuant to programs of international relief agencies, the Company has shipped its lcc locking clip syringe to over 30 countries. The Company also intends to market its locking clip syringes to (i) governments of developing countries, (ii) private hospitals and health facilities in the Northeastern United States, and (iii) distributors in the United States. The Company also plans to license its patents and proprietary manufacturing processes relating to its 1cc locking clip and other syringe designs. To stimulate demand for its safety syringes, the Company plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.


Problems Associated With Traditional Disposable Syringes

         In developing countries, accidental or deliberate reuse of disposable syringes poses a serious risk of transmitting HIV-AIDS, hepatitis and other blood-borne pathogens. At a conference in September 1997, UNICEF and WHO stated jointly that "the consequences of re-use are striking. Current estimates put the number of Hepatitis B cases provoked by four reuses of a syringe at up to 3,740 cases per 100,000 fully immunized children and the number of HIV infections at
81. When these risks are computed against current evidence of the reuse of syringes, the total global morbidity due annually (to reuse) stands at around 10 million cases of Hepatitis B, 1.8 million cases of Hepatitis C, and 750,000 cases of HIV."

         Relief agencies, including UNICEF and WHO, expect to administer almost a billion injections to women and children through immunization programs in developing countries in 1998 and 3.5 billion immunizations by 2005. WHO reported that surveys carried out in four of its six regions indicated that up to a third of immunization injections were unsterile. But immunization injections account for less than 10% of injections administered within the health sector. The United Nations estimates that more than half of all non-immunization injections in developing countries are unsafe. According to an article in the New York Times on July 7, 1996, an estimated 21.8 million adults and children worldwide are infected with HIV, 90% of whom live in developing countries.

         Intravenous drug users, who share syringes or use syringes discarded by hospitals, medical clinics and laboratories, doctors or diabetic patients, are extremely susceptible to HIV, hepatitis and other blood-borne pathogens. An article in the May 1996 American Journal of Public Health for Disease Control written by an epidemiologist for the Center for Disease Control and Prevention (the "CDC") estimates that nearly half of all new HIV infections are occurring in intravenous drug users ("IDUs'"). In the United States, up to 30% of pregnant mothers infected with HIV transmit the virus to their babies, according to the CDC. Based on a study of children with HIV, who received care at Children's Hospital of Wisconsin, researchers estimated that the mean total lifetime costs of caring for children with HIV was over $418,000. In Russia, where HIV-AIDS is nearly an epidemic because of intravenous drug use, Health Ministry figures suggest that it will cost at least $5 billion a year to treat Russia's AIDS patients in the year 2000 or 50% of Russia's projected budget for healthcare in that year.

         As a result of the increase in the incidence of HIV-AIDS cases, there has also been considerable discussion concerning over-the-counter sales of non-prescription syringes and needle exchange programs, in which intravenous drug users exchange used syringes for sterile syringes. However, political and social concerns that over-the-counter sales of non-prescription syringes and needle exchange programs encourage and condone illegal drug use have limited the access of intravenous drug users to sterile syringes, including those with the added safety feature of a locking device to discourage reuse. Nevertheless, 41 states, including Connecticut, Florida, Ohio, Michigan, Texas and Virginia, have legalized over-the-counter sales of non-prescription syringes.

         As a result of the findings in the United States and developing countries, public health officials have encouraged the medical industry to develop safer syringes to prevent the spread of blood-borne pathogens, such as HIV and hepatitis. In 1995, the House of Delegates -- American Medical Association requested "manufacturers of disposable hypodermic needles and syringes to adopt designs to prevent reuse and to include in the packaging clear directions for their correct disposal." In late 1995, UNICEF and WHO recommended "the use of auto-destruct syringes instead of disposable, single use syringes in order to avoid the hazards of unsafe injection practices." During 1996, New York State enacted legislation authorizing a limited number of pilot projects to test the practicality and effectiveness of difficult to reuse syringes. Such pilot tests are to be conducted, subject to funding, in state-operated facilities, such as prisons, hospitals, youth detention facilities and development centers.

         Since the introduction of the disposable syringe in the late 1940's, two types of features have been developed to deter the spread of blood-borne pathogens as a result of accidental or deliberate reuse of syringes -- needle-stick prevention devices and difficult to reuse syringes.

Needle Stick Prevention

         Needle-stick prevention devices are designed to prevent accidental puncture injuries to health care workers and patients before, during, and after the use of hypodermic syringes and needles. Statistics indicate that less than 1% of all reported HIV infections in the United States are attributed to needle-stick injuries. The most prevalent needle stick prevention device, the extendible barrel sleeve, is not a substitute for features that render a syringe difficult to reuse; however, it can be combined with devices that make a syringe difficult to reuse.
Needle-stick prevention methods include:

         Retracting Needles, which through mechanical devices incorporated in the syringe, pull back the needle into the barrel after use. These devices are effective needle-stick prevention devices; however, operators must manually trigger the retraction of needles. Retracting needle devices that automatically trigger with a single use of the syringe can render the syringe design difficult to reuse. However, such devices are costly to manufacture due to the complexity of the mechanics required to retract the needle. Retractable Technologies, Inc. (Texas) markets the Vanish Point(R), a 3cc syringe, at a retail price of $0.50 to hospitals and other health clinics. The Company believes that Vanish Point(R) provides effective needle stick protection; however, it does not believe that Vanish Point(R) provides adequate protection against deliberate reuse.

         Self-Destruct Needles, which permit the needle to be collapsed or deformed into a shape which cannot result in a needle-stick injury. Although self-destruct needle devices are mechanically simpler than retracting needle devices, less prone to malfunction and less costly to manufacture, such devices are effective only if the operator triggers the self-destruct feature.

         Extendible Barrel Sleeves, which enclose the barrel of the syringe in a second cylinder which the operator extends before and after use to cover the tip of the needle. The extendible barrel sleeves often lock in their extended position after use. In virtually all designs, the operator of the syringe must manually extend the barrel sleeve after use. The sleeve does not prevent multiple use of the syringe before the operator encloses the barrel. However, extendible barrel sleeves are more cost-effective than the other alternatives and can be combined with a device that makes the syringe difficult to reuse. Becton Dickinson and Sherwood distribute traditional (1cc and 3cc) syringes with extendible barrel sleeves at a wholesale price of $0.18 to $0.21. The Company is developing an extendible barrel sleeve for its 1cc locking clip syringe, as well as for a 3cc locking syringe to be developed by the Company.

Difficult to Reuse Syringes

         To the Company's knowledge, only Bader and Becton-Dickinson distribute commercially a line of difficult to reuse syringes, none of which allow for aspiration. Both companies developed their syringes for WHO and UNICEF immunization programs.

         Relative to the Bader and Becton-Dickinson syringes, the Company believes that its 1cc locking clip syringes are more effective and that they are competitively priced. Unlike its competitors, the Company markets a locking clip syringe with a 1cc barrel, which is ideal for dispensing up to a
 .95cc dosage of medicine (e.g., allergy, immunization and insulin medicines). It is more difficult to deliver dosages less than 1cc accurately with a syringe barrel that is greater than 1cc. Also unlike its competitors, the Company offers a lcc aspirating syringe that healthcare workers can lock. Healthcare workers need aspirating syringes to mix medications in the syringe barrel and inject medications intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs.

Bader

         The Bader DestroJect syringe is a non-aspirating syringe developed for use with WHO's and UNICEF's Expanded Programmed on Immunization ("EPI") manufactured since 1992 by Bader, a German machine tool manufacturer. The DestroJect syringe, available in a 1.5 cc size, delivers a .5cc dose, which is the dosage for many immunizations. To deliver a dosage other than .5cc, the Company believes that Bader would have to modify components of the DestroJect syringe.

Becton-Dickinson

         Designed in collaboration with UNICEF, the Becton-Dickinson UNIJECT is a pre-filled or unit-dose syringe for immunization injections. The Company believes that its 1cc locking clip syringe delivers medication more accurately than the UNIJECT. Furthermore, the Company believes that its 1cc locking clip syringe is easier to hold and inject medications with than the Becton-Dickinson UNIJECT syringe.

         The Becton-Dickinson SOLOSHOT syringe is a non-aspirating syringe specifically designed for the EPI. The SOLOSHOT syringe, available in a 3cc size, delivers a .5cc dose, which is the dosage for many immunizations. To deliver a dosage other than .5cc, the Company believes that Becton-Dickinson would have to modify components of the SOLOSHOT syringe.

UNIVEC

         The Company has developed a 1cc locking clip syringe for aspirating and non-aspirating applications, which is ideally suited for dispensing accurate dosages of allergy, immunization and insulin medicines. The Company's 1cc locking clip syringe can deliver dosages of up to .95cc. With the aspirating syringe, the UNIVEC locking clip does not limit the user's ability to withdraw and depress ("to aspirate") the plunger until the user locks the syringe voluntarily. With the non-aspirating syringe, the UNIVEC locking clip limits the user's ability to aspirate the plunger and locks the syringe passively.

         When the non-aspirating syringes are assembled, the syringe clip is placed on the ratcheted plunger in the position needed to limit dosage as desired. When the operator depresses the plunger, the clip travels down the barrel by an equal distance. Withdrawal of the plunger by any amount embeds the prongs into the barrel and the user cannot retract the plunger.

         The Company's 1cc non-aspirating syringe was developed for the needs of immunization programs of EPI. Using existing components, the Company can limit its non-aspirating syringe to any dosage between .05cc and .95cc.

         The Company's 1cc aspirating syringe works similarly to the non-aspirating model, except that the clip prongs do not engage the barrel until the operator withdraws the plunger completely. Once the operator does so, the clip catches a single ratchet and travels down the barrel as the plunger is depressed and the operator cannot withdraw the plunger.

         The Company's 1cc aspirating syringe was developed for healthcare workers, who need to mix medications in the syringe barrel and inject medicines intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs. The Company does not know of any other company that offers an aspirating syringe that can be locked.

         The Company is developing a 3cc, non-aspirating syringe with a luer (needleless) tip for use in hospitals and health clinics in 1999. In general, hospitals and health clinics use more 3cc syringes than 1cc syringes. Hospitals and clinics will have the choice of a syringe barrel with or without an extendible barrel sleeve.

         In March 1998, UNIVEC licensed rights to a United States patent for a pre-filled or unit-dose syringe which is similar in function to the Becton-Dickson UNIJECT syringe. The Company believes that its licensed design for a pre-filled syringe will compete successfully with the Becton-Dickinson UNIJECT design once it is developed.

Sales, Marketing and Distribution

         The Company's initial marketing efforts have been directed primarily to international relief agencies, including the International Red Cross, UNICEF and WHO, as well as to public hospitals and health facilities in the Northeastern United States. Pursuant to programs of international relief agencies, the Company has shipped its lcc locking clip syringe to over 30 countries. The Company also intends to market its locking clip syringes to (i) governments of developing countries, (ii) private hospitals and health facilities in the Northeastern United States, and (iii) distributors in the United States. The Company also plans to license its patents and proprietary manufacturing processes relating to its 1cc locking clip and other syringe designs. To stimulate demand for its safety syringes, the Company plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies,
(ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

Production

         The Company's lcc locking syringes are being assembled by a contract manufacturer in Portugal pursuant to a letter of intent that the Company intends to renew prior to its expiration in November 1998. The Portuguese manufacturer also molds the Company's proprietary plungers for its domestic assembly facility. The Company owns stamping and assembly equipment at the Portuguese manufacturer. Currently, the Portuguese manufacturer is unable to offer the Company credit terms because of its limited financial resources. The Company is the primary customer of the Portuguese manufacturer.

         The Company has commenced production of clip-plunger subassemblies for its lcc locking clip syringe and intends to commence assembly of its 1cc locking clip syringe before the end of 1998 at its Mineola, New York production facility. To ensure a sufficient supply of clip-plunger subassemblies, the Company has entered into a non-binding letter of intent with a Long Island contract manufacturer to produce up to 25,000,000 of these subassemblies on an exclusive basis. The Long Island manufacturer owns the machinery for its production of clip-plunger subassemblies.

         The Company's syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by the Company. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Sherwood, Terumo and other syringe manufacturers. A variety of domestic and foreign manufacturers supply the components for the Company's lcc locking clip syringe. The Company has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow barreled difficult to reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for most of the syringes sold by the Company have been manufactured by the Portuguese contract manufacturer. However, the Company is pursuing alternate sources of supply for certain components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on the Company's business.

Competition

         The Company's principal competition is from traditional disposable syringes. Becton-Dickinson, Sherwood and Terumo control approximately 74%, 19% and 5%, respectively, or a total of approximately 98%, of the worldwide syringe market, and are substantially larger, more established and have significantly greater financial, sales and marketing, distribution, engineering, research and development and other resources than the Company. To the Company's knowledge, only Becton-Dickinson and Bader, a German machine tool manufacturer, distribute commercially a line of difficult to reuse syringes, none of which allow for aspiration. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT and UNIJECT syringes were developed specifically for WHO-UNICEF-EPI immunization programs. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT syringe were designed to dispense a dosage of .5cc only, whereas the UNIVEC 1cc locking clip syringe was designed to dispense dosages up to .95cc. The Company believes that UNIVEC syringes are more effective than competitive difficult to reuse syringes and that they are competitively priced. There can be no assurance that the major syringe manufacturers or others will not commence production of 1cc difficult to reuse syringes, or locking syringes which aspirate, or that the Company will be able to successfully compete in this market.

Patents and Proprietary Rights

         In 1995, the Company was granted a United States patent for a locking clip device not biased against the plunger. The patent is broad enough to include several applications of the design covering the first series of products to be marketed by the Company. The Company also has filed a United States patent application for a plunger design which, in conjunction with its patented locking clip, results in a narrow barrel difficult to reuse syringe that allows for aspiration during use.

         The Company also has filed patent applications for its locking clip and aspirating plunger in certain foreign countries participating in the Patent Cooperation Treaty (Canada, Brazil, Mexico, certain European countries, Japan, South Korea, China, Russia and Australia). However, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States, and accordingly, patent protection in such countries may be different from patent protection provided by United States laws.

         The Company has licensed the rights to a locking device patent to develop a 3cc locking syringe. The Company is obligated to make certain minimum annual royalty payments in respect of the licensed rights to this locking device patent and, to the extent the Company's products utilize the claims and designs of the licensed patent, to pay royalties to the owner of the licensed patent ranging from 2% to 6% of net sales (or in the case of products produced under sublicenses granted to third parties, 25% to 40% of royalties received from those parties). This invention has U.S. patent protection, but lacks foreign patent protection. However, the Company has filed for patent protection in certain European countries for this invention.

         The Company also has licensed the rights to a patent to develop a pre-filled or unit dose syringe. The Company is obligated to make certain minimum annual royalty payments in respect of the licensed rights to this patent and, to the extent the Company's products utilize the claims and designs of the licensed patent, to pay royalties to the owner of the licensed patent of 5% of net sales, including net sales under sublicenses granted by the Company. This invention has U.S. patent protection, but lacks foreign patent protection.

         The Company has registered trademarks UNIVEC(R), and Rx Ultra(R), and the symbol representing no second use, (i.e., the number 2 crossed out inside of a circle), with the United States Patent and Trademark Office.

Government Regulation

         The manufacture and distribution of medical devices are subject to extensive regulation by the FDA in the United States, and in some instances, by foreign and state regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (collectively, the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, a manufacturer must obtain FDA permission to market through either the 510(k) pre-market notification process or the costlier, lengthier and less certain pre-market approval ("PMA") application process. The FDA has granted the Company 510(k) clearance to market its 1cc locking clip syringe, which has been classified as a Class II device under the FDC Act, and accordingly, the Company may market and sell its 1cc locking clip syringe in the United States, subject to compliance with other applicable FDA regulatory requirements. As a Class II device, performance standards may be developed for the 1cc locking clip syringe which the product would then be required to meet. Failure to meet standards for effectiveness and safety could require the Company to discontinue the manufacturing and/or marketing of the product in the United States. Furthermore, manufacturers of medical devices are subject to recordkeeping requirements and required to report adverse experiences relating to the use of the device. Device manufacturers are also required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies.

         Medical devices are subject to strict federal regulations regarding the quality of manufacturing ("Good Manufacturing Practices" or "GMP"). GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA conducts periodic audits and surveillance of the manufacturing, sterilizing and packaging facilities of medical device manufacturers to determine compliance with GMP requirements. These procedures may include a product recall of a product or a "cease distribution" order which would require the manufacturer to direct its distributors and sales agents to stop selling products, as well as other enforcement sanctions. The Company's manufacturing facilities have not been certified as satisfying GMP requirements. The Company's facilities will be subject to extensive audits in the future, pursuant to standard FDA procedure. No assurance can be given that when the Company is audited that it will be found to be in compliance with GMP requirements, or that if it is not found in compliance, what penalties, enforcement procedures or compliance effort will be levied on or required of the Company. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company, and the failure to meet standards for safety and effectiveness could require the Company to discontinue marketing and/or manufacturing its product in the United States. Currently, the Company has no domestic sales, and its product is assembled by a contract manufacturer in Portugal which is not regulated by the FDA unless the Portuguese product is sold in the United States.

         The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company's products are required to satisfy international manufacturing standards for sale in certain foreign countries. Although the Company's Portuguese contract manufacturer expects to obtain ISO 9002 by the end of 1998, until the contract manufacturer in Portugal obtains ISO 9002 certification, the Company could have difficulty selling to certain export accounts, particularly in Europe. Currently, sales to international relief agencies, the Company's primary market, are not affected by ISO certification or other foreign regulations other than those regulations which have been imposed by the international relief agencies, with which the Company has been in compliance.

         The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances for the Company's products will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a materially adverse effect on the business, financial condition and results of operations of the Company. Furthermore, approvals that have been or may be granted are subject to continual review, and later discovery of previously unknown problems may result in product labeling restrictions or withdrawal of the product from the market. Moreover, changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. There can be no assurance that the Company will not be required to incur significant costs to comply with applicable laws and regulations in the future. Failure to comply with applicable laws or regulatory requirements could have a materially adverse effect on the Company's business, financial position and results of operations.

Employees

         As of March 1, 1998, the Company employed 5 persons, including two in sales and marketing, one in research and development and two in financial administration. The Company also has engaged the services of several independent contractors, including a company which provides production employees for its facility in Mineola, New York. None of the Company's employees is covered by a collective bargaining agreement.

Item 2.  Description of Property.

         The Company occupies its executive offices in Garden City, New York (comprised of approximately 1,200 square feet of space) pursuant to a lease that expires in December 1998; however, the Company may extend the term of the lease for an additional two years. Rental expense for the space is $28,680 per annum, subject to an increase of 4% per annum in each subsequent year. Dr. Alan H. Gold, the President, a Director and principal stockholder of the Company, is the president and a stockholder of the owner of the premises, the Long Island Plastic Surgical Group.

         The Company also occupies a light manufacturing facility in Mineola, New York pursuant to a lease that expires in October 1998. Minimum future rentals under this lease are $27,000 for fiscal 1998. At the option of the Company, the lease can be extended for two renewal periods: from November 1998 to October 1999 for $3,400 per month and from November 1999 to October 2000 for $3,500 per month.

Item 3.  Legal Proceedings.

         On February 11, 1998, the Company commenced a lawsuit against American Home Products Corporation and its subsidiary, Sherwood, Davis & Geck ("Sherwood") in the Supreme Court of the State of New York, Nassau County (Index No 98-003963) seeking money damages of $500,000,000, plus punitive damages, alleging fraud, fraudulent inducement, prima facie tort, tortuous interference with contract, tortuous interference with existing and prospective business relationships, breach of fiduciary duty, breach of duty of good faith and fair dealing, breach of confidentiality and misuse of confidential information.

         The action arises out of Sherwood's failure to produce components satisfying the Company's tolerances. There can be no assurance that the Company will obtain a significant monetary judgment, if any, against Sherwood, or that the Company's prosecution of the lawsuit will not consume a significant amount of the Company's limited management and monetary resources.

         The Company is not involved in any other legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) Since April 24, 1997, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") have traded on the Nasdaq SmallCap Market under the symbols "UNVC" and "UNVCW", respectively.

         Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter since April 24, 1997.

                                                        Common Stock                     Warrants
                                                          ("UNVC")                      ("UNVCW")
                 Quarter Ended                      High            Low            High            Low
                 -------------                      ----            ---            ----            ---
June 30, 1997 (since April 24, 1997)                $10.125       $21.625        $ 7.688         $ 0.438
September 30, 1997                                  $ 4.438       $31.500        $ 1.750         $ 0.313
December 31, 1997                                   $ 2.500       $01.125        $ 0.813         $ 0.219
March 31, 1998 (through March 27, 1998)             $ 1.875       $71.375        $ 0.625         $ 0.219

         (b) As of February 18, 1998, there were 45 holders of record of the Common Stock. The Company believes that there were over 800 beneficial owners of the Common Stock as of that date.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

         The Company has commenced production of its 1cc locking clip syringe at a contract manufacturer in Portugal and has commenced production of clip-plunger subassemblies at its Mineola, New York production facility. The Company owns stamping and assembly equipment at the Portuguese contract manufacturer. Before the end of 1998, the Company intends to commence assembly of its 1cc locking clip syringe at its Mineola, New York production facility. To ensure a sufficient supply of clip-plunger subassemblies, the Company has entered into a non-binding letter of intent with a Long Island contract manufacturer to produce up to 25,000,000 of these subassemblies on an exclusive basis. The Long Island contract manufacturer owns the machinery for its production of clip-plunger subassemblies. As of March 1998, the Company has sufficient equipment capacity to generate an operating profit, assuming sufficient orders. Management anticipates that sales for the three months ended March 31, 1998 will exceed sales for the three months ended December 31, 1997.

Results of Operations

Fiscal Years Ended December 31, 1997 and 1996

         Product Sales. Product sales for the fiscal year ended December 31, 1997 ("Fiscal 1997") increased by approximately $284,000 as compared to the fiscal year ended December 31, 1996 ("Fiscal 1996") as result of increased sales of disposable medical devices. In order to fill demand for difficult to reuse syringes from January to June 1997, the Company obtained and sold an inventory of difficult to reuse syringes of an alternative design. From July to December 1997, production of the Company's patented 1cc locking clip syringe was sufficient to meet demand. Some of the revenues for Fiscal 1997 were attributable to resales of lancets and traditional disposable syringes. Revenues for Fiscal 1996 were derived primarily from resales of lancets.

         Income on Supply and Licensing Agreements. In the second quarter of 1996, the Company entered into an agreement to buy syringe components from Sherwood (the "Sherwood Supply Agreement"). In consideration for the Sherwood Supply Agreement and an option to enter into a non-exclusive license to manufacture and sell the Company's locking clip syringes in the United States, Sherwood sold all of its right, title and interest in and to the production mold for the plunger, including the mold inserts and insert base (together, the "Plunger Mold") to the Company. The Company also entered into a lease agreement with Sherwood pursuant to which it leased back the Plunger Mold to Sherwood (the "Equipment Lease") for a period of six years for use in the manufacture and production of the plungers as part of the assembly of non-aspirating syringes using the Company's proprietary design specifications. The Company agreed to pay Sherwood 14.925% of the cumulative invoiced amount of components in excess of $3,350,000 up to a maximum invoiced amount of $6,700,000 (or a maximum of $500,000) in consideration for aggregate rental payments from Sherwood of $1,946,016 in 36 equal consecutive monthly installments of $54,056, over the first three years of the term of the Equipment Lease. Certain stockholders of the Company agreed to pay Sherwood up to $1,000,000 (less 14.925% of each dollar paid by the Company under the Sherwood Supply Agreement) in the event the Company failed to pay a cumulative invoiced amount of $6,700,000 over the first three years of the Sherwood Supply Agreement, provided Sherwood was able to deliver 100,000,000 plungers that met specified tolerances during such period. In July 1996, the Company sold the Plunger Mold, subject to the Equipment Lease, together with the Company's right to the payments under the Equipment Lease, to a financial institution for net cash consideration of $1,600,000 ($1,837,904 less expenses of approximately $238,000). In connection with such sale, the financial institution agreed to sell the Plunger Mold back to the Company for a nominal amount upon expiration of the term of the Equipment Lease. Because of the related party guarantees, the Company deferred recognition of approximately $1,684,000, which equals the net proceeds from the lease payments received and the 34 payments sold to a financial institution. Unearned income in connection with these agreements was to be recognized upon the sale of the Company's locking clip syringes that include components supplied by Sherwood under the Sherwood Supply Agreement.

         During Fiscal 1997, Sherwood acknowledged that it was unable to produce plungers that met the Company's tolerances, and it returned the Plunger Mold to the Company. Because the related party guarantees are no longer effective, the Company has recognized all of the deferred income related to the Sherwood Supply Agreement during Fiscal 1997. For tax reporting, the Company recognized the deferred income from the Sherwood Supply Agreement on its 1996 S corporation return.

         Cost of Product Sales. Cost of product sales for Fiscal 1997 increased by approximately $152,000 as compared to Fiscal 1996. The cost of product sales for Fiscal 1997 includes primarily the purchase of difficult to reuse syringes. From January to June 1997, cost of product sales includes primarily the purchase of difficult to reuse syringes of an alternative design to the Company's patented 1cc locking clip syringe; from July to December 1997, cost of product sales includes primarily the manufacture of UNIVEC's patented 1cc locking clip syringe by the Portuguese contract manufacturer engaged by the Company to produce its branded products. The cost of product sales for Fiscal 1996 includes primarily the purchase of lancets.

         Marketing. Marketing expense for Fiscal 1997 increased by approximately $258,000 as compared to Fiscal 1996. This increase is due primarily to expenditures associated with promoting the Company's locking syringes to target markets. During Fiscal 1996, the Company decided to spend money on fixed assets for production rather than marketing.

         Product Development. Product development expenses for Fiscal 1997 increased by approximately $109,000 as compared to Fiscal 1996. This increase is due primarily to expenditures for research and development for safety hypodermic devices other than the Company's 1cc locking clip syringe. During Fiscal 1996, the Company decided to spend money on fixed assets for production rather than product development.

     General and Administrative. General and administrative expenses for Fiscal 1997 increased by approximately $762,000 as compared to Fiscal 1996. This increase is due primarily to increased insurance expenses, professional fees and expenses associated with the first month of production at its production facility in Mineola, New York. Included in general and administrative expenses for Fiscal 1997 is approximately $388,000 in compensation paid in Common Stock or options to purchase Common Stock issued to consultants; without these non-cash expenses, general and administrative expenses would have been approximately $1,128,000, an increase of approximately $375,000 over Fiscal 1996.

         Royalty Expense. Royalty expense for Fiscal 1997 decreased by $73,000 as compared to Fiscal 1996. This decrease is due primarily to the Company not electing to continue two licensing agreements.

         Interest Expense, Net. Net interest expense for Fiscal 1997 increased by approximately ($491,000) as compared to Fiscal 1996. This increase is due to the write-off of deferred financing costs as result of the repayment of promissory notes issued in connection with a bridge financing completed in the fourth quarter of 1996, which resulted in a non cash charge of approximately ($783,000). Excluding this non cash charge, Fiscal 1997 would have net interest income of approximately $32,000.

         Net Loss. The net loss for Fiscal 1997 decreased by approximately $268,000 as compared to Fiscal 1996. This decrease is due primarily to non-cash income recognized from the Sherwood Supply Agreement of approximately $1,684,000, offset by non-cash expenses of approximately $1,171,000. See the discussion of General and Administrative Expenses and Interest Expense,
Net, above. Earnings before interest, taxes, depreciation, amortization and other income ("EBITDA") for Fiscal 1996 was approximately ($1,106,000), as compared to approximately ($2,002,000) for Fiscal 1997 or an increase of approximately ($896,000) over Fiscal 1996, which is due primarily to increased operating expenses (as discussed above), offset partially by higher gross profits.

Liquidity and Capital Resources

         In Fiscal 1997 and 1996, the Company used cash from operating activities. Net losses in each of these periods greatly affected net cash from operations. For Fiscal 1997, increased inventory and decreased accounts payable and accrued expenses were significant uses of cash in addition to the net loss adjusted for non-cash charges. For Fiscal 1996, increased accounts receivable and inventory were significant uses of cash in addition to the net loss adjusted for non-cash charges.

         During May 1997, the Company received net proceeds of approximately $4,997,000 from the sale of 1,725,000 shares of Common Stock and 2,587,500 common stock purchase warrants in its initial public offering. The Company used approximately $1,031,000 of such net proceeds to pay the principal amount ($1,000,000) and accrued interest (approximately $31,000) on its bridge notes.

         The Company's investing activities have consisted primarily of expenditures for production equipment. Commencing in May 1997, the Company placed orders to purchase assembly machines, presses, and tools to increase its capacity to produce safety locking syringes. As of December 31, 1997, the Company had outstanding purchase orders of approximately $900,000 to purchase syringe components and production equipment.

         The Company had available cash of approximately $1,200,000, but no accounts receivable, at the end of Fiscal 1997. However, as a result of investments in factory equipment and inventory in anticipation of increased levels of sales (as to which there can be no assurance), as well as continuing losses, as of February 28, 1998 the Company only had available cash of approximately $286,000, plus accounts receivable of approximately $274,000. The Company is seeking additional long term financing, which may involve dilution to existing stockholders. However, there can be no assurance as to when, if ever, the Company will be able to obtain additional long term financing. Furthermore, there can be no assurance as to whether any additional long term financing will be sufficient to sustain the current level of operations until such time, if ever, as the Company achieves profitable operations. Until the Company achieves profitable operations, it may have to curtail some of its operations.


         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of the Company's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in the Company's SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No. 333-20187),
as amended, which was declared effective by the Commission on April 24, 1997.

Item 7.  Financial Statements.

         The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

Directors, Executive Officers and Key Employees

  The directors, executive officers and key employees of the Company are as follows:

Name                     Age                          Position
----                     ---                          --------
Joel Schoenfeld          53               Chairman of the Board; Chief Executive
                                          Officer; and a Director
Alan H. Gold             51               President and a Director
David Chabut             39               Chief Financial Officer
Flora Schoenfeld         52               Treasurer and Secretary
John Frank               58               Director
Richard Lerner           53               Director
David Jay                68               Director

         Joel Schoenfeld, the founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in August 1992. Mr. Schoenfeld was the founder and President of J&B Schoenfeld, a global trading company whose main focus was on the import, export and processing of pelts and hides, specializing in trade with the USSR and Europe.

         In 1988, Mr. Schoenfeld formed the American-Russian International Trading Company ("AMRU"), which advised on trade agreements between the USSR and United States. AMRU's broad base of interest and expertise enabled it to take on such diverse projects as a joint venture with the Soviet government and military known as AMRU-STAR, the representation of the Soviet Space Agency to Washington, D.C., the introduction of western advertising to the USSR in conjunction with another American company, Transportation Displays, Inc. ("TDI"), and the construction of a studio producing children's films for international distribution.

         As a result of the political changes in the former USSR, Mr. Schoenfeld sought to further his business strategies. In 1990, he founded Joel Schoenfeld & Associates in Garden City, New York. With affiliate offices in Moscow, San Jose, London, and Boston, the company's purpose was to originate, structure, capitalize, negotiate and advise on the implementation of import and export trade transactions, projects and programs.

         Mr. Schoenfeld has been a commercial attache and a consultant to a number of foreign and multinational governments. Currently, Mr. Schoenfeld is an advisor to United Nations Development Programs ("UNDP"). Previously, he served as:

         o        Senior Advisor to the Costa Rican Ambassador to the United
                  Nations

         o Senior Advisor and Coordinator, Chief of Staff to the Chairman of the Committee of States Parties to the International Covenant on Civil and Political Rights to the United Nations

         o Senior Economic and Trade Advisor to the United Nations Commission on Transnational Corporations

         Mr. Schoenfeld is the husband of Flora Schoenfeld.

         Alan H. Gold, M.D., has been President of the Company since July 1996 and a Director of the Company since inception in August 1992. Dr. Gold has been a plastic surgeon since 1972, and is president of the Long Island Plastic Surgical Group. He is a vice president and board member of Day-Op Center of Long Island, a privately-owned surgery center in New York. Dr. Gold is a medical advisor to the UNDP.

         David Chabut has been the Chief Financial Officer of the Company since October 1995. From January 1994 to September 1995 and from April 1992 to January 1993, Mr. Chabut was a self-employed financial consultant. From February 1993 to December 1993, he was chief operating officer for MediMax, Inc. (which invested in accounts receivable financing of health care providers), where he directed marketing, treasury and administration. From August 1982 to March 1992, Mr. Chabut was a senior consultant for Coopers & Lybrand in Chicago and New York where he advised several companies about improving or starting operations. Mr. Chabut is a CPA.

         Flora Schoenfeld has been Treasurer and Secretary of the Company since its inception in August 1992. Since March 1992, she also has been Treasurer and Secretary of Joel Schoenfeld & Associates. From 1980 to 1992, she was Treasurer and Secretary of J & B Schoenfeld, Inc. Flora Schoenfeld is the wife of Joel Schoenfeld.

         John Frank has been a consultant to the Company in the areas of corporate development and strategic planning since its inception in August 1992. Mr. Frank has been Chief Information Officer of The Hartford Steam Boiler Inspection and Insurance Co. since August 1996. From October 1994 to August 1996, he was Special Projects Manager for Electronic Data Systems Corporation. From August 1993 to September 1994, he was the chief auditor of Travelers Insurance Companies. From September 1991 to July

1993, he was a principal of Lipera Frank Inc., of which he was a co-founder. From January 1982 to September 1991, Mr. Frank was a partner of Coopers & Lybrand, where he managed strategic planning and financial management engagements for Fortune 500 clients. Mr. Frank is a CPA.

         Richard Lerner has been a Director of the Company since inception in August 1992. He is President of Lerner, Gordon & Hirsch, P.C., a law firm.

         David Jay has been a Director of the Company since January 1998. Prior to his retirement in 1993, he was a CPA.

         All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Meetings of the Board of Directors and Information Regarding Committees

         The Board of Directors has one standing committee, an Audit committee, The Audit Committee is composed of Dr. Gold, Mr. Frank and Mr. Lerner. The duties of the Audit committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of the company, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit committee held two meetings in 1997.

         The Board of Directors held seven meetings in 1997. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 1997, except that Dr. Gold did not timely file a Form 5 reporting the grant of a stock option in December 1998.

Item 10.  Executive Compensation.

         The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended December 31, 1997 exceeded $100,000.

                                               Annual Compensation                Long-Term Compensation
                                               -------------------                ----------------------
                                                                Other Annual            Securities
Name and Principal Position              Year     Salary        Compensation        Underlying Options
---------------------------              ----     ------        ------------        ------------------
Joel Schoenfeld, Chairman of the         1997   $226,189(1)          --                2,130,000(2)
  Board and Chief Executive              1996   $192,000(1)          --                    --
  Officer

David Chabut, Chief Financial            1997   $120,000(3)          --                  120,000(2)
  Officer                                1996   $104,051(3)       $15,949(4)              20,513(5)

-------------
(1) The Company accrues compensation expense for Joel Schoenfeld at a rate of $192,000 per annum, plus benefits, which include a car allowance (approximately $9,800 in 1997 and $8,500 in 1996) and life/disability/health and car insurance (approximately $24,400 in 1997 and $7,500 in 1996).

(2) Represents Time Accelerated Restricted Stock Options having an exercise price of $3.50 per share. "Management - Stock Option Plan."

(3) Includes health insurance benefits.

(4) Represents the amount reimbursed to Mr. Chabut for taxes incurred in connection with his exercise of certain stock options described in footnote (5) below.

(5) Represents options granted to Mr. Chabut at $3.50 per share. These options have been exercised.

Employment Arrangements

         Joel Schoenfeld serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement which expires on March 28, 2000. The agreement provides Mr. Schoenfeld with a salary of $192,000 per annum and life, disability and health insurance benefits. The Company also has agreed to reimburse Mr. Schoenfeld for automobile lease payments under his existing vehicle lease, or alternatively, to provide him with an automobile allowance of $10,800 per annum, and at the expiration of the vehicle lease, to pay him the fair market value of the vehicle if he elects to exercise the option to purchase the vehicle pursuant to the lease. The agreement contains a non-competition covenant that prohibits him, directly or indirectly, from engaging in a competitive business (as defined) for a period of twelve months following the termination of his employment. The foregoing restriction does not apply if the Company does not offer to extend or renew his employment following the expiration of his employment agreement on terms not less favorable to him than those set forth in his employment agreement.

         The Company pays David Chabut a salary of $120,000 per annum (including health insurance benefits) for serving as Chief Financial Officer of the Company.

Stock Options

         The following table contains information concerning the grant of stock options to Joel Schoenfeld and David Chabut (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 1997.

                         Number of Shares          Percent of Total Options
                        Underlying Options          Granted to Employees in       Exercise Price      Expiration
Name                          Granted                     Fiscal Year                Per Share           Date
----                          -------                     -----------                ---------           ----
Joel Schoenfeld              2,130,000                        72.2%                    $3.50        April 11, 2007
David Chabut                   120,000                         4.1%                     3.50        April 11, 2007

         The following table summarizes for each of the Named Executive Officers the total number of unexercised options, if any, held at December 31, 1997, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 1997. The value of the unexercised, in-the-money options at December 31, 1997, is the difference between their exercise or base price ($3.50), and the fair market value of the underlying Common Stock on December 31, 1997. The closing bid price of the Common Stock on December 31, 1997 was $1.438.
                AGGREGATED OPTION EXERCISES -- JANUARY 1, 1997 --
              DECEMBER 31, 1997 AND DECEMBER 31, 1997 OPTION VALUES

                                                                                           Value of Unexercised
                          Shares Acquired Upon              Number of Securities               In-The-Money
                           Exercise of Options             Underlying Unexercised               Options at
                           During Fiscal 1997           Options at December 31, 1997         December 31, 1997
                        ------------------------       -----------------------------     ----------------------------
Name                    Number    Value Realized       Exercisable    Unexercisable      Exercisable    Unexercisable
----                    ------    --------------       -----------    -------------      -----------    -------------
Joel Schoenfeld         None          None                 None         2,130,000            None           None
David Chabut            4,370         None                None            120,000            None           None

Stock Option Plan

         The Company's Amended 1996 Stock Option Plan (the "Plan") authorizes the grant of options to purchase 4,709,219 shares of Common Stock to directors, employees (including officers) and consultants to the Company (collectively, "Plan participants"). Options to purchase 4,315,513 shares of Common Stock have been granted pursuant to the Plan, including Time Accelerated Restricted Stock Options to purchase 4,125,000 shares of Common Stock granted to officers and directors of the Company at an exercise price of $3.50 per share. Time Accelerated Restricted Stock Options are exercisable commencing upon the earliest of (i) April 24, 2006, (ii) April 24, 2000, if the Company has at least $30,000,000 in gross revenues and net income of at least $2,000,000 for the fiscal year ended December 31, 1999,

(iii) April 24, 2001, if the Company has at least $45,000,000 in gross revenues and net income of at least $3,000,000 for the fiscal year ended December 31, 2000, (iv) April 24, 2002, if the Company has at least $60,000,000 in gross revenues and net income of $4,000,000 for the fiscal year ended December 31, 2001, or (v) immediately upon the occurrence of a "change in control" (as defined) of the Company. In no event may a Time Accelerated Restricted Stock Option be exercised after the tenth anniversary of the date of grant. Time Accelerated Restricted Stock Options to purchase 2,130,000 shares and 120,000 shares have been granted to Joel Schoenfeld and David Chabut, respectively. ISOs to purchase an additional 20,513 shares also have been granted to and exercised by Mr. Chabut under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of March 1, 1998 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.

                                                       Amount and                     Percentage of Common
                                                   Nature of Beneficial                Stock Beneficially
Name                                                  Ownership(1)                         Owned (2)
----                                                  ------------                         ---------
Joel and Flora Schoenfeld(3).......................    613,743(4)                         20.58%
Alan H. Gold, M.D.(3)..............................    343,333(4)(5)                      11.48% (6)
Andrew Jay (7).....................................    200,560(8)                          6.51% (9)
John Frank(10).....................................    153,775(11)                         5.12% (12)
Richard Lerner(3)..................................     41,026                             1.38%
David Jay (7)......................................      6,435(13)                         *
David Chabut(3)....................................     20,513                             *
All directors and executive
 officers as a group
 (7 persons).......................................  1,178,825(14)(15)                    39.11% (16)

------------
* Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of March 1, 1998, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, the information presented in the foregoing table does not include shares of Common Stock issuable upon (i) conversion of the Series A Preferred Stock (which may not be converted prior to April 24, 1999)or
       (ii) Time Accelerated Restricted Stock Options (which may not be exercised prior to the earliest of (x) April 24, 2006, (y) the attainment of certain financial performance criteria or (z) the occurrence of a "change in control," as defined).

(2) Except as otherwise stated, calculated on the basis of 2,981,769 shares of Common Stock issued and outstanding.

(3)    Address is c/o the Company, 999 Franklin Avenue, Garden City, New York
       11530.

(4) All of the shares owned by Dr. Gold have been pledged to secure certain indebtedness to Joel Schoenfeld. Dr. Gold retains voting and dispositive power with respect to the pledged shares until the occurrence of a default in the payment of the indebtedness secured by the pledged shares. Accordingly, the pledged shares have been included in the number of shares beneficially owned by Dr. Gold and excluded from the number of shares beneficially owned by Mr. Schoenfeld.

(5)    Includes 10,000 shares upon exercise of presently exercisable options.

(6) Calculated on the basis of 2,991,769 shares of Common Stock issued and outstanding.

(7) Address for Andrew Jay is c/o David Jay, 58 Ruby Lane, Plainview, New York 11803. Andrew Jay is the son of David Jay and David Jay is the father of Andrew Jay.

(8) Includes 100,000 shares issuable upon exercise of presently exercisable options. Does not include shares owned by David Jay, as to which Andrew Jay disclaims beneficial ownership.

(9) Calculated on the basis of 3,081,769 shares of Common Stock issued and outstanding.

(10) Address is c/o The Hartford Steam Boiler Insurance & Inspection Co., P.O. Box 5204, One State Street, Hartford, Connecticut 06102-5024.

(11) Includes 22,236 shares issuable upon exercise of options, at an exercise price of $3.50 per share, which expire on February 22, 1999.

(12) Calculated on the basis of 3,004,005 shares of Common Stock issued and outstanding.

(13) Does not include shares owned by his son, Andrew Jay, as to which David Jay disclaims beneficial ownership.

(14) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(15) Includes 32,236 shares issuable upon exercise of presently exercisable options. See footnotes (5) and (11) above.

(16) Calculated on the basis of 3,014,005 shares of Common Stock issued and outstanding.

Item 12.  Certain Relationships and Related Transactions

         From its inception in August 1992, the Company's operations have been funded through advances from Joel Schoenfeld, Flora Schoenfeld and two companies affiliated with Mr. Schoenfeld (collectively, the "Schoenfeld Parties"), and certain other stockholders of the Company. As of December 30, 1996, the amount due to these stockholders and affiliates with respect to the repayment of these advances (including accrued interest) was as follows: the Schoenfeld Parties -- $1,160,877; Dr. Alan H. Gold -- $115,665; and John Frank -- $118,390. The
Company issued its demand promissory notes evidencing its obligation to repay the foregoing advances, together with accrued interest on the outstanding principal amount thereof at 8% per annum. On December 30, 1996 and January 24, 1997, the Schoenfeld Parties and Dr. Alan H. Gold exchanged for cancellation their notes for an aggregate of 1,160 shares and 115 shares, respectively, of the Company's Series A Preferred Stock. On May 2, 1997, the Company issued 34,397 shares of Common Stock to Mr. Frank, a director of the Company, in exchange for the cancellation of $120,390 payable to him. In addition, as of December 31, 1996, the Company had accrued compensation payable to the Schoenfeld Parties in the amount of $644,391, including management fees of $382,191 for periods prior to June 30, 1994. Since June 30, 1994, the Company has recorded a salary expense for Mr. Schoenfeld in lieu of management fees due to affiliates of Mr. Schoenfeld. On March 12, 1997, the Company issued 644 shares of Series A Preferred Stock to Mr. Schoenfeld in exchange for the cancellation of the amount payable to him for unpaid compensation.

         In connection with the formation of the Company, and in consideration for the dilution resulting to Flora Schoenfeld (the then owner of all of the Company's outstanding shares) from the issuance by the Company of 333,333 shares and 205,128 shares to Dr. Alan H. Gold and David Shonfeld (a former Director of the Company), respectively, each of Dr. Gold and David Shonfeld delivered to Flora Schoenfeld his non-interest bearing, demand promissory note in the amount of $750,000, the payment of which each of them agreed to secure by a pledge of his shares.

         On November 21, 1997, following a default in payment of his promissory note, Flora Schoenfeld purchased the 256,410 shares owned by David Shonfeld as a secured party under a pledge agreement with David Shonfeld and pursuant to
Section 9-504(3) of the Uniform Commercial Code as in effect in New York for a total purchase price of $515,384, or $2.01 per share, representing the average of the high and low bid prices per share of Common Stock during the preceding 30 day period. The purchase price for the shares was credited against the $750,000 due Flora Schoenfeld under David Shonfeld's promissory notes.

         In connection with the Sherwood Supply Agreement, Joel Schoenfeld, Dr. Alan H. Gold, David Shonfeld and John Frank agreed, jointly and severally, to pay Sherwood up to $1,000,000 (less $0.14925 for each dollar paid to Sherwood under the Sherwood Supply Agreement) in the event the Company failed to pay a cumulative invoiced amount of $6,700,000 over the first three years of the Sherwood Supply Agreement, provided Sherwood was able to deliver 100,000,000 plungers that met the Company's tolerances during such period. In the third quarter of 1997, Sherwood acknowledged that it was unable to produce plungers that met the Company's tolerances. Consequently, the individual guarantees are no longer effective. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On October 10, 1996, UNIVEC-NY, the then owner of all of the outstanding capital stock of the Company, was merged with and into the Company, solely for the purpose of effecting a change in its state of incorporation from New York to Delaware. In the merger, shareholders of UNIVEC-NY received 10,256.3954 shares of Common Stock for each share of UNIVEC-NY common stock owned, with the total number of shares issuable to each shareholder rounded up to the nearest whole share.

         The Company occupies its executive offices, consisting of approximately 1,200 square feet of space, pursuant to a lease which expires in December 1998; however, the Company has the right to extend the term of the lease for an additional two years. Rental expense for the space is $28,704 per annum, subject to an increase of 4% per annum in each subsequent year. Dr. Alan H. Gold, the President, a Director and principal stockholder of the Company, is the president and a stockholder of the owner of the premises, the Long Island Plastic Surgical Group.

         In December 1996, David Chabut, the Chief Financial Officer of the Company, exercised options to purchase 16,143 shares of Common Stock, having an exercise price of $3.50 per share, the exercise price of which was paid for by the cancellation of amounts payable to him for accrued, but unpaid compensation ($44,000) and certain advances ($12,500). On May 2, 1997, Mr. Chabut exercised options to purchase an additional 4,370 shares of Common Stock (at $3.50 per share) and paid the exercise price of these options by cancellation of amounts payable to him for accrued but unpaid compensation ($15,295). The Company paid the remaining amount due to Mr. Chabut ($15,949) for federal and state withholding and payroll taxes incurred by him in connection with the exercise of such options.

Item l3. Exhibits and Reports on Form 8-K.

(a)      Exhibits

    Exhibits                             Description
    --------                             -----------
      3.1*           Restated Certificate of Incorporation of the Registrant.
      3.2*           By-laws of the Registrant, as amended.
      4.1*           Agreement and Plan of Merger dated as of October 7, 1996
                     between the Registrant and UNIVEC, Inc., a New York
                     corporation.
      4.2*           Form of Warrant between the Registrant and the
                     underwriters of the Registrant's initial public offering.
      4.3*           Form of Warrant Agreement.
      4.4*           Specimen Common Stock Certificate.
      4.5*           Specimen Warrant Certificate (included as Exhibit A to
                     Exhibit 4.3 herein).
      4.8*           Registration Rights Agreement.
     10.1*           O.E.M. Supply Agreement dated May 30, 1996, between the
                     Registrant and Sherwood Medical Company ("Sherwood") (1).
     10.2*           Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
     10.3*           Equipment Lease dated May 30, 1996 between the Registrant
                     and Sherwood.
     10.4*           Purchase Agreement dated as of June 27, 1996 between the
                     Registrant and Paramount Financial Corporation.
     10.5*           Share Option Agreement dated June 5, 1995, between the
                     Registrant and Leonard N. Tarr.
     10.6*           Amended 1996 Stock Option Plan of the Registrant.
     10.7*           Employment Agreement dated as of January 1,
                     1997 between the Registrant and Joel
                     Schoenfeld.
     10.8*           Promissory notes of Dr. Alan H. Gold payable to Flora
                     Schoenfeld.
     21.1*           List of Subsidiaries.
     27.1            Financial Data Schedule.

  ------
   * Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

        (1) Confidential treatment has been requested for certain portions of this document.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31,  1998

UNIVEC, INC.


By: s/Joel Schoenfeld                               By: s/David Chabut
   ---------------------                               --------------------
   Joel Schoenfeld                                     David Chabut
   Chief Executive Officer                             Chief Financial Officer
    (Principal Executive Officer)                      (Principal Financial and
                                                       Accounting Officer)

              In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 31, 1998 in the capacities indicated.


s/Joel Schoenfeld                                      Chairman of the Board,
--------------------
  Joel Schoenfeld                                      Chief Executive Officer
                                                       and a Director (Principal
                                                       Executive Officer)

s/David Chabut                                         Chief Financial Officer
--------------------
  David Chabut                                         (Principal Financial and
                                                       Accounting Officer)


s/Alan H. Gold, M.D.                                   President and a Director
--------------------
  Alan H. Gold, M.D.


s/John Frank                                           Director
--------------------
  John Frank


s/Richard Lerner                                       Director
--------------------
  Richard Lerner



s/David Jay                                            Director
--------------------
  David Jay

UNIVEC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 1997 AND

FOR THE TWO YEARS ENDED DECEMBER 31, 1997

Univec, Inc. and Subsidiary

Index to Consolidated Financial Statements





                                                                        Page



Report of Independent Accountants                                          F-2



Consolidated Balance Sheet as of December 31, 1997
     September 30, 1996 (unaudited)                                        F-3



Consolidated Statements of Operations for the years ended                  F-4
     December 31, 1997 and 1996 (inception) to
     September 30, 1996 (unaudited)


Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997 and 1996                                      F-5



Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996                                       F6  - F7



Notes to Consolidated Financial Statements                            F8 - F17

Report of Independent Accountants



To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiary as of December 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations since its inception which raises substantial doubt about the Company's ability to continue as a going concern. Management believes that it has made the necessary investments in machinery and equipment and intellectual technology to provide production capacity such that, upon attainment of sufficient sales orders, the Company will generate operating profits. Management's plans with regard to these matters are further discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Melville, New York                           Coopers & Lybrand L.L.P.

March 17, 1998.

Univec, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 1997


                                    ASSETS:
Cash and cash equivalents                                                 $ 1,209,481
Restricted cash                                                                57,000
Inventory                                                                     719,516
Prepaid expenses other current assets                                          87,349
                                                                          -----------
                        Total current assets                                2,073,346



Fixed assets, net                                                           1,544,166
Patent rights, net                                                             56,000
                                                                          -----------
                        Total assets                                      $ 3,673,512
                                                                          ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                                          $   184,327
Accrued expenses                                                              102,162
Other current liabilities                                                      57,000
                                                                          -----------
                        Total liabilities                                     343,489




Commitments and contingencies (Note 8)

Stockholders' equity (Note 1):
        Preferred stock $.001 par value; 4,997,500 shares authorized;
                none issued and outstanding

        Series A 8% Cumulative Convertible Preferred Stock, $.001 par
                value, 2,500 shares authorized; 1,919 shares issued
                and outstanding                                                     2

        Common stock $.001 par value; 25,000,000 shares authorized;
                issued and outstanding 2,981,769 shares                         2,982

        Additional paid-in capital                                          5,266,163
        Accumulated deficit                                                (1,939,124)
                                                                          -----------
                        Total stockholders' equity                          3,330,023
                                                                          -----------
                        Total liabilities and stockholders' equity        $ 3,673,512
                                                                          ===========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Operations
for the years ended December 31, 1997 and 1996





                                                                            1997              1996
                                                                            ----              ----



Revenues:
  Product sales                                                          $   744,751      $   461,131
  Income on supply and licensing agreements                                1,683,788
                                                                         -----------      -----------
            Total revenues                                                 2,428,539          461,131



Expenses:
        Cost of product sales                                                499,216          346,758
        Marketing                                                            447,717          189,930
        Product development                                                  327,059          218,532
        General and administrative                                         1,515,514          753,122
        Royalties                                                             60,000          133,000
        Interest expense                                                     751,486          260,560
                                                                         -----------      -----------
            Total expenses                                                 3,600,992        1,901,902
                                                                         -----------      -----------
            Net loss                                                     $(1,172,453)     $(1,440,771)

Dividends on preferred stock                                                 153,520
                                                                         -----------       -----------
            Loss attributable to common stockholders                     $(1,325,973)     $(1,440,771)
                                                                         ===========      ===========

Share information (Note 1):
        Basic earnings per share
            Net loss per share                                           $      (.59)
                                                                         ===========
            Pro forma net loss per share                                                  $     (1.36)
                                                                                          ===========
            Average shares outstanding                                     2,250,357        1,059,299
                                                                          ==========      ===========

        Diluted earnings per share
            Net loss per share                                            $     (.59)
                                                                          ==========
            Pro forma net loss per share                                                  $     (1.36)
                                                                                          ===========
            Average shares outstanding                                     2,250,357        1,059,299
                                                                          ==========      ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997 and 1996



                                                         Series A Preferred             Common Stock
                                                      ----------------------      -----------------------
                                                      Shares        Amount         Shares          Amount
                                                      ------        ------         ------          ------



Balance, December 31, 1995                                        $                1,059,001       $    1,059



Conversion of indebtedness to Series A
        Preferred Stock                                1,269              1
Common stock issued:
        Stock options exercised                                                       16,143               16
        Common stock issued to pay liabilities                                         7,143                7
Payment of offering costs
Warrants issued in connection with private placement
Net loss
                                                       -----      ---------        ---------       ----------


Balance, December 31, 1996                             1,269              1        1,082,287            1,082



Conversion of indebtedness to Series A
        Preferred Stock                                  650              1
Common stock issued:
        Common stock offering                                                      1,725,000            1,725
        Common stock  issued to pay debt                                              70,112               71
        Stock option exercised                                                         4,370                4
        Issuance of common stock for consulting fees                                 100,000              100
Payment of deferred offering costs
Contributed capital
Stock options issued to non-employees
Net loss
                                                       -----      ---------        ---------       ----------
Balance, December 31, 1997                             1,919      $       2        2,981,769       $    2,982
                                                       =====      =========        =========       ==========



                                                           Additional                          Deferred         Total
                                                             Paid-in       Accumulated         Offering      Stockholders'
                                                             Capital          Deficit           Costs            Equity
                                                             -------          -------           -----            ------



Balance, December 31, 1995                                 $   433,941     $ (2,812,367)      $               $(2,377,367)



Conversion of indebtedness to Series A
        Preferred Stock                                      1,268,999                                          1,269,000
Common stock issued:
        Stock options exercised                                 56,484                                             56,500
        Common stock issued to pay liabilities                  24,993                                             25,000
Payment of offering costs                                                                       (92,500)          (92,500)
Warrants issued in connection with private placement           675,000                                            675,000
Net loss                                                                     (1,440,771)                       (1,440,771)
                                                           -----------     ------------       ---------       -----------


Balance, December 31, 1996                                   2,459,417       (4,253,138)        (92,500)       (1,885,138)



Conversion of indebtedness to Series A
        Preferred Stock                                        649,999                                            650,000
Common stock issued:
        Common stock offering                                4,994,817                                         4,996,542
        Common stock  issued to pay debt                       245,319                                            245,390
        Stock option exercised                                  15,291                                             15,295
        Issuance of common stock for consulting fees           131,150                                            131,250
Payment of deferred offering costs                                                               92,500            92,500
Contributed capital                                         (3,486,467)       3,486,467
Stock options issued to non-employees                          256,637                                            256,637
Net loss                                                                     (1,172,453)                       (1,172,453)
                                                           -----------     ------------       ---------       -----------
Balance, December 31, 1997                                 $ 5,266,163     $ (1,939,124)      $       -       $ 3,330,023
                                                           ===========     ============       =====---=       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          Univec, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                 for the years ended December 31, 1997 and 1996



                                                                                                  1997              1996

Cash flows from operating activities:
        Net loss                                                                              $(1,172,453)     $(1,440,771)
        Adjustments to reconcile net loss to net cash used
                in operating activities:
                        Issuance of common stock for services                                     131,250
                        Issuance of stock options to non-employees                                256,637
                        Depreciation, amortization and other non-cash charges                     888,675          144,941
                        Income on supply and licensing agreements                              (1,683,788)
                        Changes in assets and liabilities:
                                Accounts receivable                                               149,633          (86,307)
                                Inventory                                                        (480,145)        (239,371)
                                Prepaid expenses and other current assets                         (35,887)         (51,462)
                                Accounts payable and accrued expenses                            (338,925)         455,740
                                                                                              -----------      -----------
                                                Net cash used in operating activities          (2,285,003)      (1,217,230)
                                                                                              -----------      -----------


Cash flows from investing activities:
        Purchase of fixed assets                                                                 (826,664)        (489,005)
        Payment on note for acquisition of patent                                                 (20,000)         (30,000)
                                                                                              -----------      -----------
                                                Net cash used in investing activities            (846,664)        (519,005)
                                                                                              -----------      -----------

Cash flows from financing activities:
        Repayment of bridge note                                                               (1,000,000)
        Proceeds from bridge note                                                                                1,000,000
        Proceeds from issuance of common stock, net                                             4,996,542
        Payment of notes                                                                          (16,340)        (937,000)
        Proceeds from issuance of notes                                                            57,000          397,000
        Restricted funds                                                                          (24,500)         (32,500)
        Issuance of notes to officers                                                                              108,844
        Advances from affiliates/stockholders, net                                                                  36,571
        Deferred debt financing costs                                                                             (179,500)
        Deferred offering costs                                                                                    (92,500)
        Unearned income on supply and licensing agreements                                                       1,683,788
                                                                                              -----------      -----------
                                                Net cash provided by financing activities       4,012,702        1,984,703
                                                                                              -----------      -----------

                                                Net increase in cash and cash equivalents         881,035          248,468

Cash and cash equivalents, beginning of period                                                    328,446           79,978
                                                                                              -----------      -----------
Cash and cash equivalents, end of period                                                      $ 1,209,481      $   328,446
                                                                                              ===========      ===========

Continued





               The accompanying notes are an integral part of the
                       consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1997 and 1996




                                                                                              1997          1996
Supplemental disclosures:

        Cash paid during the year for:

                Interest                                                                  $   40,128     $   53,599
                Income taxes                                                                   4,011          2,733



Supplemental disclosures of noncash investing and

        financing activities:

                Expenses paid through the issuance of common stock
                                                                                                         $   25,000
                Conversion of indebtedness to Series A Preferred Stock. (See Note 9)      $  650,000      1,269,000
                Conversion of indebtedness to common stock                                   245,390
                Conversion of officer note to common stock                                    15,295         56,500
                Warrants issued in connection with a debt offering
                                                                                                            675,000




The accompanying notes are an integral part of the consolidated financial statements.

Univec, Inc. and Subsidiary
Notes to Consolidated Financial Statements



        1.      Significant Accounting Policies:

Operations and Reorganization

Univec, Inc. (the "Company" or "Univec") was incorporated on August 18, 1992 in the State of New York. The Company was formed to develop, produce, license and market medical products and resell medical devices of other companies on a global basis.

On October 7, 1996, the Company formed a wholly-owned subsidiary organized under the laws of Delaware. The new corporation has been authorized with 25,000,000 shares of common stock, $.001 par value and 5,000,000 shares of preferred stock, $.001 par value. The Company merged with its wholly-owned subsidiary, with the wholly-owned subsidiary being the surviving corporation. Accordingly, the Company issued 10,256 for each outstanding common share of the parent company. The accompanying financial statements of the Company retroactively reflect the foregoing reorganization to present the current capitalization.

Public Offering

During May 1997, the Company completed an initial public offering (the "Offering) of 1,725,000 shares of common stock and 2,587,500 redeemable common stock purchase warrants with net proceeds received of $4,996,542.

Simultaneous with the Offering, the Company utilized a portion of the net proceeds to pay down the $1,000,000 in bridge financing that was issued in December 1996 and expensed the remaining unamortized debt financing costs of $783,292 to interest expense during fiscal 1997. In addition, 1,750,000 bridge warrants originally issued were exchanged for warrants with identical terms as the ones issued in connection with the Offering. The remaining 750,000 bridge warrants were surrendered to the Company without additional consideration

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rx Ultra, Inc., which was incorporated on February 6, 1996. All material intercompany balances and transactions have been eliminated.

Pro Forma Presentation

As a result of the change in tax status in connection with the public offering, pro forma per share information is presented on the accompanying statement of operations for 1996 as if the Company had always been a C corporation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, purchased with original maturities of three months or less, to be cash equivalents. At December 31, 1997, the Company had $57,000 of restricted cash held as collateral for the Company's outstanding letter of credit, which is included in other current liabilities.Inventory

Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. The cost elements of inventory include material, labor and overhead. One supplier provided approximately 95% of the Company's purchases in 1997.

Fixed Assets

Fixed assets are stated at original cost less accumulated depreciation. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Construction in progress is depreciated when the related assets are placed into service. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of assets are capitalized. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations.

Patent Rights and Royalties

Patent rights acquired are capitalized and amortized on a straight line basis over an estimated useful life of seven years. Royalties based on future revenues will be charged to operations when and if they are incurred (see Notes 5 and 8).

Product Development

Research and development costs are expensed as incurred.

Income Taxes

The Company had elected treatment as an S corporation for Federal and state income taxation as of January 1, 1995. S corporation taxable income, whether distributed or not, is passed through and taxed at the stockholder level. Accordingly, no provision for Federal income taxes was included in the accompanying statements of operations for the year ended December 31, 1996.

On the closing of the public offering during April 1997, the Company's income tax status as an S corporation was terminated. The Company converted to a C corporation and is now subject to both federal and state income taxes.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. Retroactive restatement has been made to all share and per share amounts for the reorganization described above.

Pro forma basic and diluted loss per share does not differ from historical loss per share, as there is no effect from the Company converting from an S corporation to a C corporation.

Product Revenue Recognition

Product sales are recognized when products are shipped.

Income on Supply and Licensing Agreements

During May 1996, the Company entered into a five-year supply and licensing agreement with a manufacturer. The supply agreement required the manufacturer to supply the Company with up to 50,000,000 sets of syringe components per year and 100,000,000 non-aspirating plungers. In connection with this supply agreement, the manufacturer sold a production mold and inserts to the Company for nominal consideration, and subsequently leased back the equipment. Under this lease, the lessee was required to make payments over a three-year period approximating $1,946,000 to the Company. In July 1996, the Company assigned its rights to the last 34 lease payments to an unrelated entity for approximately $1.6 million.

Simultaneous with the supply agreement, the Company granted the manufacturer the option to license the Company's product providing the manufacturer the right to manufacture and sell the Company's product to certain segments of the market for a royalty of 5% of sales of the licensed product. Unearned income in connection with these agreements was to be recognized in income upon the sale of the Company's product supplied by the manufacturer.

During 1997, the manufacturer informed the Company that it was unable to produce the non-aspirating plunger to the Company's specifications. As a result, the Company is no longer required to make the minimum purchase requirements as discussed above, and has fully recognized all previously unearned income into current operations.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits. Cash balances are held principally at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

During 1997, approximately 74% of product sales was to one customer. Fiscal 1996 net sales resulted primarily from the resale of medical devices manufactured by others.

The Company's contract manufacturers are concentrated among a few suppliers and assemblers. Management believes there are a number of suppliers available to provide component parts utilized in the Company's product.

Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1998. Management does not believe that this change will have a significant impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 becomes effective in fiscal 1998. Management has not yet evaluated the effect of this change on the Company's financial statement disclosures.

Reclassifications

Certain reclassifications have been made to conform prior year amounts to the current year presentation.



        2.      Going Concern:

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $1,939,124 as of December 31, 1997. The ability to continue as a going concern is dependent, among other things, upon the Company's obtaining additional working capital through long-term financing or equity infusion and the attainment of profitable commercial operations.

Management believes that it has made the necessary investments in machinery and equipment and intellectual technology to provide production capacity, such that upon attainment of sufficient sales orders, the Company will generate operating profits. Management recognizes that the Company must obtain such sales orders to enable it to continue operations. The Company will continue to require additional working capital until such time as operating profits are achieved.

Management's plans include consideration of alliances or other strategic partnerships with entities interested in the Company's operations. The Company has also retained investment advisors to assist with the possible sale of debt or equity securities and is evaluating equipment financing alternatives. The Company is also expanding its marketing efforts to generate sales from existing and new sources.

Management expects that these efforts will provide sales to generate operating profits in 1998, which, along with additional financing will allow the Company to continue as a going concern.

However, there is no assurance that additional financing will be obtained or revenues from product sales will generate profitable operations. The financial statements do not include any adjustments that might result from the outcome of these matters.



        3.      Inventories:

Components of inventories are as follows:

        Raw material                                    $       496,290
        Work-in-process                                          32,299
        Finished goods                                          190,927
                                                        ---------------
                                                        $       719,516
                                                        ===============





        4.      Fixed Assets:

Fixed assets consist of the following:

                                                     Estimated
                                                   useful lives
                                                     in years

        Construction in progress - machinery           -         $    454,489
        Factory equipment                              7            1,183,466
        Office equipment                               5               25,993
        Leasehold improvements                         1               30,638
                                                                 ------------
                                                                    1,694,586

        Less accumulated depreciation                                (150,420)
                                                                 ------------
                                                                 $  1,544,166
                                                                 ============




Depreciation expense was $86,598 and $57,733 in fiscal 1997 and 1996, respectively. Construction in progress consists of additions and improvements to machinery and equipment.



        5.      Patent Rights:

On June 30, 1994, the Company entered into an exclusive license agreement with the estate of an inventor related to two patents for a non-reusable syringe. Such agreement included payments aggregating $112,000 which amounts were fully paid by June, 1997. Thereafter, the Company is required to pay quarterly royalty payments of 5% of net sales of product manufactured by Univec under the license agreement or 10% of the difference between net sales and purchase price of product manufactured under the license agreement by third parties for Univec shall be made. Univec may grant non-exclusive sublicenses under the agreement, in which case 10% of any royalties collected by Univec would be payable to the inventor's estate. If the manufactured product does not use the non-reusable syringe of the type discussed in the patent, no royalties are due, other than the minimum annual licensing fees.

Patent rights consist of the following:

        Patent rights                             $   112,000
        Less accumulated amortization                 (56,000)
                                                  -----------
                                                  $    56,000
                                                  ===========


Amortization expense for fiscal 1997 and 1996 was $16,000, respectively.



        6.      Accrued Expenses:

Accrued expenses consist of the following:

        Professional fees                        $     21,444
        Royalties                                      25,000
        Other                                          55,718
                                                 ------------
                                                 $    102,162
                                                 ============





        7.      Income Taxes:

The components of deferred taxes as of December 31, 1997 are as follows:

        Deferred tax assets:
                Net operating loss carryforwards           $    634,617
                Other                                           106,544
                                                           ------------
                       Total deferred tax asset                 741,161
                                                           ------------

        Deferred tax liabilities:
                Property and equipment                           36,522
                                                           ------------
                       Total deferred tax liability              36,522
                                                           ------------


        Net deferred tax asset                                  704,639
        Valuation allowance                                    (704,639)
                                                           ------------
                                                           $       -
                                                           ============




The following is a reconciliation of the reported income tax benefit attributable to continuing operations to the expected income tax expense (benefit) utilizing federal statutory tax rates.

                                                                      1997           1996



        Expected income tax expense (benefit)                    $   24,472      $ (489,862)
        Benefit of S corporation status                                             544,323
        Deferred benefit arising from conversion to
                C corporation status                               (718,200)
        Valuation allowance on deferred tax assets arising
                from conversion                                     704,639

        Change in valuation allowance arising in current year       (13,662)
        State income tax expense (benefit), net of federal
                income tax effect                                     2,751        (54,461)
                                                                 ----------      ---------
                                                                 $       -       $    -
                                                                 ==========      =========

The Company has cumulative losses of $5,425,591 as of December 31, 1997 which includes C corporation losses incurred prior to the Company changing its tax status to an S corporation during fiscal 1995. The Company's net operating loss for tax purposes differs from the loss for financial reporting purposes as a result of certain costs being capitalized and expensed over a five-year period for tax purposes.

In 1997, the Company recorded a valuation allowance with respect to the future benefits and net operating loss carryforwards which expire in 2007 reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.



        8.      Commitments and Contingencies:

Commitments

On January 1, 1995, the Company entered into an exclusive license agreement with two inventors related to a patent for an insertable element which prevents reuse of a plastic syringe. To maintain this license agreement in force, the Company is required to pay an annual minimum licensing of $10,000. In order for the agreement to remain exclusive, exclusivity payments of $25,000 in 1996 and $50,000 annually thereafter, are required to be made. Under the license agreement, royalty payments of 2% of net sales of product manufactured and 25% of sublicense royalties received shall be made for products which do not use specific insertable element as shown and described in the licensed patent rights. Royalty payments of 6% of net sales of product manufactured and 40% of sublicense royalties received shall be made for products that use the specific insertable element. If the manufactured product does not use the non-reusable syringe of the type discussed in the patent, no royalties are due, other than the minimum annual licensing fees.
 During fiscal 1997 and 1996, the Company paid $60,000 and $35,000, respectively, under this agreement.

The Company has an employment agreement with an officer of the Company expiring during March 2000. Future payments under such agreements are as follows:

        1998                           $  192,000
        1999                              192,000
        2000                               80,000
                                       ----------
                                       $  464,000
                                       ==========



The Company leases office space under an operating lease from a stockholder and officer of the Company. Minimum future rentals under this lease are $28,680 through fiscal 1998. At the option of the Company, the lease can be extended for an additional two years subject to an increase of 4% per annum in each subsequent year. Rent expense for fiscal 1997 and 1996 was $28,680 and $27,600, respectively.

In November 1997, the Company entered into an operating lease agreement for a manufacturing facility which expires in October 1998. Minimum future rentals under the agreement are $27,000. The Company has an option to extend the lease term for two renewal periods at $3,400 per month for the period from November 1998 to October 1999, and $3,500 per month from November 1999 to October 2000. Rent expense for fiscal 1997 was $5,400.

        9.      Equity:

The following share and per share amounts have been restated to reflect the reorganization as described in Note 1.

Common Stock

On December 14, 1996, the Company issued 7,143 shares at a price of $3.50 per share in exchange for the cancellation of $25,000 of indebtedness payable to a consultant for the Company. In addition, during December 1996, the Company converted $56,500 of debt to an officer into 16,143 shares of common stock.

In May 1997, the Company issued 35,715 and 34,397 shares, respectively, at a price of $3.50 per share in exchange for the cancellation of notes payable of $125,000 and $120,390, respectively.

In May 1997, 4,370 stock options were exercised at a price of $3.50 in exchange for the cancellation of debt of $15,295 to an officer.

In December 1997, the Company issued 100,000 shares with a value of $131,250 as compensation to a consultant of the Company.

Preferred Stock

In connection with the reorganization in October 1996 (see Note 1), the Company authorized the issuance of 1,269 shares of Series A Preferred Stock to certain officers in exchange for the cancellation of notes due to affiliate and payable to stockholders of $1,269,000.

In January and March 1997, the Company issued 650 shares of Series A Preferred Stock to certain shareholders in exchange for amounts due of $650,000.

Series A preferred shares are entitled to receive, prior to the payment of cash dividends of the common stock, cumulative dividends at a rate of $80 per share per annum and may be redeemed at the option of the Company, at $1,000 per share (aggregate liquidation preference of $1,919,000). In addition, preferred stockholders are entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 222.22 shares of common stock commencing April 24, 1999. Holders of these shares have no voting rights.

Warrants

As of December 31, 1997, the Company has outstanding 4,487,500 of redeemable common stock purchase warrants ("warrants"). The holders of the warrants are subject to lock-up agreements until April 24, 1998. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.50, subject to adjustment. The warrants are subject to redemption by the Company at $.05 at any time commencing April 24, 1999 through April 23, 2002, provided the closing bid price of the common stock has been at least $8.00 for 20 consecutive trading days.

10.     Stock Option Plan:

During December 1996, the Board of Directors has adopted and the Company's stockholders have approved the 1996 Stock Option Plan (the "Plan"). The Plan is to be administered by the Board of Directors or a committee thereof. Pursuant to the Plan, options to purchase 4,709,219 shares of common stock may be granted to directors, employees (including officers) and consultants to the Company (collectively, "Plan participants"). The Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options ("NQSOs", and together with ISOs, "Options"). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by ISOs granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board, or committee thereof, in its discretion; provided that NQSO granted a 10% Stockholder be no less than 110% of the fair market value on the date of grant.

The Company has set aside Options to purchase 4,500,000 shares of common stock based on the criteria listed below. These Options will become exercisable commencing upon the earlier of (x) nine years after the effective date of the option, or (y) two years after the effective date of the option, provided that in the case of clause (y), the Company shall have obtained (i) at least $30,000,000 in gross revenues and after tax net income of at least $2,000,000 in the second full fiscal year following the effective date, or (ii) at least $45,000,000 in gross revenues and $3,000,000 in after-tax net income in the third full fiscal year following the effective date, or (iii) at least $60,000,000 in gross revenues and $4,000,000 in after-tax net income in the fourth full fiscal year following the effective date. During fiscal 1997, the Company granted 695,000 stock options to consultants. In connection with these grants, the Company has recorded a compensation charge of approximately $256,600 which was based on the fair value of the options at the time of grant.

A summary of the Company's stock options is as follows:

                                                                        1997                                  1996
                                                              -----------------------------       ----------------------------
                                                                              Weighted                               Weighted
                                                                              Average                                Average
                                                                              Exercise                               Exercise
                                                               Shares          Price                   Shares         Price
                                                               ------         --------                 ------        --------

          Options outstanding, beginning of year                60,042      $    3.50                 55,672          $   3.50
          Granted                                            4,500,000        2.00 to 3.50            20,513              3.50
          Exercised                                             (4,370)          3.50                (16,143)             3.50
          Canceled or lapsed                                  (205,000)          3.50
                                                             ---------      --------------         ---------          --------
          Options outstanding, end of year                   4,350,672      $ 2.00 to 3.50            60,042          $   3.50
                                                             =========      ==============         =========          ========
          Options exercisable, end of year                     225,672                                60,042
                                                             =========                             =========
          Options available for grant, end of year             393,706                             4,633,034
                                                             =========                             =========
          Weighted-average fair value of options granted
              during the year                                   $3.15                                  $3.50
                                                             =========                             =========



The Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows for the years ended November 30, 1997 and 1996.

                                                          1997                 1996

          Net loss as reported                      $   (1,172,453)
                                                    ==============
          Net loss - pro forma                      $   (1,716,118)        $ (1,440,771)
                                                    ==============         ============
          Loss per share - basic, as reported       $         (.52)
                                                    ==============
          Loss per share - basic, pro forma         $         (.76)        $      (1.36)
                                                    ==============         ============
          Loss per share  - diluted, as reported    $         (.52)
                                                    ==============

          Loss per share - diluted, pro forma       $         (.76)        $      (1.36)
                                                    ==============         ============


The weighted average fair value of each option has been estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; no dividend yield; expected volatility of 80% to 100%, risk-free interest rate (ranging from 5% - 7%); and expected lives of approximately 1 to 9 years. Weighted averages are used because of varying assumed exercise dates.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                         Weighted
                                                          Average                        Weighted
                                                         Remaining                        Average
                                          Shares        Contractual       Shares        Exercisable
       Range of Exercise Prices        Outstanding         Life         Exercisable        Price
       ------------------------        -----------      -----------     -----------     -----------
              $2.00                       170,000          7.06          170,000           $2.00
              $3.50                     4,180,672          9.22           55,672           $3.50
                                        ---------          ----          -------           -----
         $2.00 to $3.50                 4,350,672          9.14          225,672           $3.44
                                        =========          ====          =======           =====