Form 10KSB/A
period 1997-12-31
UNIVEC INC
filed 1998-05-04
CIK 1029825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A

                             ---------------------

/ / Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the fiscal year ended December 31, 1997

/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ------------ to------------


Commission file number 0-22413


                                 UNIVEC, INC.
                 (Name of Small Business Issuer in its Charter)
         Delaware                                             11-3163455
   (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

                            ---------------------

                              999 Franklin Avenue
                             Garden City, NY 11530
                                (516) 294-1000
          (Address and telephone number of principal executive office)


                            ---------------------

      Securities registered under Section 12(b) of the Exchange Act: None

             Securities registered under Section 12(g) of the Act:

                                 Title of Class
                         Common Stock, $.01 par value
                        Common Stock Purchase Warrants

                             ---------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Revenues for the issuer's most recent fiscal year were $2,428,539.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 13, 1998 was $2,523,373.

                            ---------------------

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

  As of March 13, 1998, the issuer had 2,981,769 shares of common stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes / / No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)(1) Since April 24, 1997, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") have traded on the Nasdaq SmallCap Market under the symbols "UNVC" and "UNVCW", respectively.

     Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter since April 24, 1997.

                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
-------------------------------------------------   ------------   -----------   -----------   -----------
June 30, 1997 (since April 24, 1997) ............   $ 10.125       $ 1.625       $ 7.688       $ 0.438
September 30, 1997 ..............................   $  4.438       $ 1.500       $ 1.750       $ 0.313
December 31, 1997 ...............................   $  2.500       $ 1.125       $ 0.813       $ 0.219
March 31, 1998 (through March 27, 1998) .........   $  1.875       $ 1.375       $ 0.625       $ 0.219

     (2) As of February 18, 1998, there were 45 holders of record of the Common Stock. The Company believes that there were over 800 beneficial owners of the Common Stock as of that date.

     (3) During the fiscal year ended December 31, 1997, the Company sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Company, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

  1. On April 12, 1997, the Registrant granted options to purchase an aggregate of 3,690,000 shares of Common Stock to directors and officers of the Company as follows: Joel Schoenfeld (Chairman of Board and Chief Executive Officer) -- 2,130,000 shares; Flora Schoenfeld (Secretary/Treasurer) -- 200,000 shares; Alan H. Gold (President and a Director) -- 500,000 shares; John Frank (Director) -- 500,000 shares; David Shonfeld (Director of Research and Development and a Director) -- 200,000 shares; David Chabut (Chief Financial Officer) -- 120,000 shares; and Richard Lerner (a Director) -- 40,000 shares. These options are exercisable at $3.50 per share, commencing upon the earliest of (x) April 24, 2006, (y) the attainment of certain financial criteria by the Company or (z) the occurrence of a "change in control" of the Company (as defined). The issuance of these securities was exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

  2. On May 2, 1997, the Company issued and sold to David Chabut, the Chief Financial Officer of the Company, 4,370 shares of Common Stock upon exercise of options at an exercise price of $3.50 per share. The exercise price of these options was paid for by cancellation of $15,295 payable to Mr. Chabut for accrued but unpaid compensation. The issuance of the shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

  3. On May 2, 1997, the Company issued and sold 34,397 shares of Common Stock to John Frank, a director of the Company, in exchange for the cancellation of $120,390 payable to him (purchase price of $3.50 per share). The issuance of the shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

  4. On May 2, 1997, the Company issued and sold 35,715 shares of Common Stock to Andrew Jay, a consultant to the Company, in exchange for the cancellation of $125,000 payable to him (purchase price of $3.50 per share). The issuance of the shares was exempt from registration under
     Section 4(2) of the Securities Act.

  5. On June 27, 1997, the Company granted options to purchase an aggregate of 635,000 shares of Common Stock pursuant to its stock option plan to six consultants to the Company. These options are exercisable at $3.50 per share, commencing upon the earliest of (x) April 24, 2006. (y) the attainment of certain financial criteria by the Company or (z) the occurrence of a "change in control" of the Company (as defined). The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.

  6. On December 20, 1997, the Company granted options to purchase an aggregate of 170,000 shares of Common Stock pursuant to its stock option plan to eight consultants, including the six members of its Scientific Advisory Group of Experts. These options are exercisable at an exercise price of $2.00 per share. The issuance of options to purchase 70,000 shares are exercisable at any time prior to December 20, 2007, and options to purchase 100,000 shares are exercisable at any time prior to December 20, 2002.

  7. On December 31, 1997, the Company issued and sold 100,000 shares of Common Stock to Great Intelligent Industrial Limited for consulting services (valued at $131,150). The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.


     (b) The Company commenced an initial public offering of its securities on April 24, 1997 (the "Effective Date"), whereby it received net proceeds of approximately $4,997,000 (the "Net Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Net Proceeds towards the purposes indicated:

Use of Net Proceeds through December 31, 1997
--------------------------------------------------------------------------
         Equipment .......................................................    $  787,031
         Marketing, promotion and public relations .......................       345,990
         Product development .............................................       253,701
         Payment of bridge notes .........................................     1,000,000
         Management salaries .............................................       208,000
         Working capital and general corporate purposes ..................     1,135,797
         Temporary investments in interest-bearing bank accounts .........     1,266,481
                                                                              ----------
          Net Proceeds ...................................................    $4,997,000
                                                                              ==========

     The expenditure by the Company of the Net Proceeds since the Effective Date for any other items not listed above has not changed since the Company's last filed periodic report (including Form S-R) and, pursuant to the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, the listing of such expenditures is omitted from this report.


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

     Cost of Product Sales. Cost of product sales for Fiscal 1997 increased by approximately $152,000 as compared to Fiscal 1996. The cost of product sales for Fiscal 1997 includes primarily the purchase of difficult to reuse syringes and includes manufacturing expenses associated with the first month of production at its production facility in Mineola, New York. From January to June 1997, cost of product sales includes primarily the purchase of difficult to reuse syringes of an alternative design to the Company's patented 1cc locking clip syringe; from July to December 1997, cost of product sales includes primarily the manufacture of UNIVEC's patented 1cc locking clip syringe by the Portuguese contract manufacturer engaged by the Company to produce its branded products. The cost of product sales for Fiscal 1996 includes primarily the purchase of lancets.

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

     General and Administrative. General and administrative expenses for Fiscal 1997 increased by approximately $762,000 as compared to Fiscal 1996. This increase is due primarily to increased insurance expenses and professional fees. Included in general and administrative expenses for Fiscal 1997 is approximately $388,000 in compensation paid in Common Stock or options to purchase Common Stock issued to consultants; without these non-cash expenses, general and administrative expenses would have been approximately $1,128,000, an increase of approximately $375,000 over Fiscal 1996.

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

     Net Loss. The net loss for Fiscal 1997 decreased by approximately $268,000 as compared to Fiscal 1996. This decrease is due primarily to non-cash income recognized from the Sherwood Supply Agreement of approximately $1,684,000, offset by non-cash expenses of approximately $1,171,000. See the discussion of General and Administrative Expenses and Interest Expense, Net, above. Earnings before interest, taxes, depreciation, amortization and other non-cash income/charges ("EBITDA") for Fiscal 1996 was approximately ($1,106,000), as compared to approximately ($2,002,000) for Fiscal 1997 or an increase of approximately ($896,000) over Fiscal 1996, which is due primarily to increased operating expenses (as discussed above), offset partially by higher gross profits.


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

     The Company's consolidated financial statements for the year ended December 31, 1997, indicate that there is substantial doubt about the Company's ability to continue as a going concern due to recurring losses. See Note 2 of Notes to the Company's consolidated financial statements appearing elsewhere herein.

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

                                   Item III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.


Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of the Company are as follows:

Name                  Age                    Position
------------------   -----   ---------------------------------------
Joel Schoenfeld       53     Chairman of the Board; Chief Executive
                             Officer; and a Director
Alan H. Gold          51     President and a Director
David Chabut          39     Chief Financial Officer
Flora Schoenfeld      52     Treasurer and Secretary
John Frank            58     Director
Richard Lerner        53     Director
David Jay             68     Director

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

                                                  Annual Compensation             Long-Term Compensation
                                          ------------------------------------   -----------------------
                                                                Other Annual            Securities
  Name and Principal Position     Year          Salary          Compensation        Underlying Options
------------------------------   ------   -----------------   ----------------   -----------------------
Joel Schoenfeld, Chairman of     1997        $  226,189(1)              --              2,130,000(2)
 the Board and Chief             1996        $  192,000(1)              --                     --
 Executive Officer

David Chabut, Chief              1997        $  120,000(3)              --                120,000(2)
 Financial Officer               1996        $  104,051(3)       $  15,949(4)              20,513(5)

------------
(1) The Company accrues compensation expense for Joel Schoenfeld at a rate of $192,000 per annum, plus benefits, which include a car allowance (approximately $9,800 in 1997 and $8,500 in 1996) and life/disability/health and car insurance (approximately $24,400 in 1997 and $7,500 in 1996).

(2) Represents Time Accelerated Restricted Stock Options having an exercise price of $3.50 per share. "Management -- Stock Option Plan."

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

                      Number of Shares      Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price       Expiration
Name                       Granted                Fiscal Year              Per Share            Date
-----------------   --------------------   -------------------------   ----------------   ---------------
Joel Schoenfeld          2,130,000                   72.2%                  $ 3.50        April 11, 2007
David Chabut               120,000                    4.1%                    3.50        April 11, 2007


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


               AGGREGATED OPTION EXERCISES -- JANUARY 1, 1997 --
             DECEMBER 31, 1997 AND DECEMBER 31, 1997 OPTION VALUES

                                                                                         Value of Unexercised
                       Shares Acquired Upon            Number of Securities                  In-The-Money
                        Exercise of Options           Underlying Unexercised                  Options at
                        During Fiscal 1997         Options at December 31, 1997           December 31, 1997
                    ---------------------------   -------------------------------   ------------------------------
Name                 Number     Value Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------   --------   ----------------   -------------   ---------------   -------------   --------------
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

                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
-----------------------------------------------  ----------------------------  -----------------------
Joel and Flora Schoenfeld(3) ..................              613,743(4)                 20.58%
Alan H. Gold, M.D.(3) .........................              343,333(4)(5)              11.48%(6)
Andrew Jay (7) ................................              200,560(8)                  6.51%(9)
John Frank(10) ................................              153,775(11)                 5.12%(12)
Richard Lerner(3) .............................               41,026                     1.38%
David Jay (7) .................................                6,435(13)                    *
David Chabut(3) ...............................               20,513                        *
All directors and executive officers as a group
 (7 persons) ..................................            1,178,825(14)(15)            39.11%(16)

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


Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits

  Exhibit                                             Description
----------  -----------------------------------------------------------------------------------------------
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

------------
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

(1) Confidential treatment has been requested for certain portions of this document.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 30, 1998                     UNIVEC, INC.





By: /s/ Joel Schoenfeld                  By: /s/ David Chabut
   ----------------------------------        --------------------------------
   Joel Schoenfeld                           David Chabut
   Chief Executive Officer                   Chief Executive Officer
   (Principal Executive Officer)             (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant on April 30, 1998 in the capacities indicated.

          Signatures                                    Title
-----------------------------   ----------------------------------------------------

/s/ Joel Schoenfeld             Chairman of the Board, Chief Executive Officer and
----------------------------    a Director (Principal Executive Officer)
    Joel Schoenfeld


/s/ David Chabut                Chief Financial Officer (Principal Financial and
----------------------------    Accounting Officer)
    David Chabut

/s/ Alan H. Gold, M.D.          President and a Director
----------------------------
    Alan H. Gold, M.D.

/s/ John Frank                  Director
----------------------------
    John Frank

/s/ Richard Lerner              Director
----------------------------
    Richard Lerner

/s/ David Jay                   Director
----------------------------
    David Jay

         UNIVEC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1997 AND FOR THE TWO YEARS
                            ENDED DECEMBER 31, 1997
                          Univec, Inc. and Subsidiary

                  Index to Consolidated Financial Statements

                                                                    Page
                                                                -----------
Report of Independent Accountants ...........................       F-2
Consolidated Balance Sheet as of December 31, 1997
 September 30, 1996 (unaudited) .............................       F-3
Consolidated Statements of Operations for the years ended
 December 31, 1997 and 1996 .................................       F-4
Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1997 and 1996 ...........................       F-5
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997 and 1996 .................................       F-6
Notes to Consolidated Financial Statements ..................   F-7 - F-15

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations since its inception which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are further discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Melville, New York              Coopers & Lybrand L.L.P.

March 17, 1998.

                          Univec, Inc. and Subsidiary
                          Consolidated Balance Sheet
                               December 31, 1997


ASSETS:
Cash and cash equivalents ....................................    $  1,209,481
Restricted cash ..............................................          57,000
Inventory ....................................................         719,516
Other current assets .........................................          87,349
                                                                  ------------
 Total current assets ........................................       2,073,346
Fixed assets, net ............................................       1,544,166
Patent rights, net ...........................................          56,000
                                                                  ------------
 Total assets ................................................    $  3,673,512
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable .............................................    $    184,327
Accrued expenses .............................................         102,162
Other current liabilities ....................................          57,000
                                                                  ------------
 Total liabilities ...........................................         343,489
Commitments and contingencies (Note 8)
Stockholders' equity (Note 1):
 Preferred stock $.001 par value; 4,997,500 shares authorized;
   none issued and outstanding ...............................
 Series A 8% Cumulative Convertible Preferred Stock, $.001 par
   value, 2,500 shares authorized; 1,919 shares issued
   and outstanding ...........................................               2
 Common stock $.001 par value; 25,000,000 shares authorized;
   issued and outstanding 2,981,769 shares ...................           2,982
 Additional paid-in capital ..................................       5,266,163
 Accumulated deficit .........................................      (1,939,124)
                                                                  ------------
 Total stockholders' equity ..................................       3,330,023
                                                                  ------------
 Total liabilities and stockholders' equity ..................    $  3,673,512
                                                                  ============


The accompanying notes are an integral part of the consolidated financial statements.

                          Univec, Inc. and Subsidiary
                     Consolidated Statements of Operations
                for the years ended December 31, 1997 and 1996



                                                             1997               1996
                                                       ----------------   ----------------
Revenues:
 Product sales .....................................     $    744,751       $    461,131
 Income on supply and licensing agreements .........        1,683,788
                                                         ------------       ------------
   Total revenues ..................................        2,428,539            461,131
Expenses:
 Cost of product sales .............................          499,216            346,758
 Marketing .........................................          447,717            189,930
 Product development ...............................          327,059            218,532
 General and administrative ........................        1,515,514            753,122
 Royalties .........................................           60,000            133,000
 Interest expense ..................................          751,486            260,560
                                                         ------------       ------------
   Total expenses ..................................        3,600,992          1,901,902
                                                         ------------       ------------
   Net loss ........................................     $ (1,172,453)      $ (1,440,771)
Dividends on preferred stock .......................          153,520
                                                         ------------       ------------
 Loss attributable to common stockholders ..........     $ (1,325,973)      $ (1,440,771)
                                                         ============       ============
Share information (Note 1):
 Basic earnings per share
   Net loss per share ..............................     $       (.59)
                                                         ============
   Pro forma net loss per share ....................                        $      (1.36)
                                                                            ============
   Average shares outstanding ......................        2,250,357          1,059,299
                                                         ============       ============
 Diluted earnings per share
   Net loss per share ..............................     $       (.59)
                                                         ============
   Pro forma net loss per share ....................                        $      (1.36)
                                                                            ============
   Average shares outstanding ......................        2,250,357          1,059,299
                                                         ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                          Univec, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997 and 1996



                                      Series A Preferred      Common Stock
                                      ------------------  ---------------------
                                       Shares    Amount      Shares     Amount
                                      --------  --------  -----------  --------
Balance, December 31, 1995 .........              $        1,059,001    $1,059
Conversion of indebtedness to
 Series A Preferred Stock ..........   1,269         1
Common stock issued:
  Stock options exercised ..........                          16,143        16
  Common stock issued to
   pay liabilities .................                           7,143         7
Payment of offering costs ..........
Warrants issued in connection
 with private placement ............
Net loss ...........................
                                       -----      ----     ---------    ------
Balance, December 31, 1996 .........   1,269         1     1,082,287     1,082
Conversion of indebtedness to
 Series A Preferred Stock ..........     650         1
Common stock issued:
  Common stock offering ............                       1,725,000     1,725
  Common stock issued to
   pay debt ........................                          70,112        71
  Stock option exercised ...........                           4,370         4
  Issuance of common stock
   for consulting fees .............                         100,000       100
Payment of deferred offering
 costs .............................
Contributed capital ................
Stock options issued to non-
 employees .........................
Net loss ...........................
                                       -----      ----     ---------    ------
Balance, December 31, 1997 .........   1,919      $  2     2,981,769    $2,982
                                       =====      ====     =========    ======








                                         Additional                        Deferred          Total
                                          Paid-in         Accumulated      Offering      Stockholders'
                                          Capital           Deficit          Costs          Equity
                                      ---------------  ----------------  ------------  ----------------
Balance, December 31, 1995 .........   $     433,941     $ (2,812,367)    $              $ (2,377,367)
Conversion of indebtedness to
 Series A Preferred Stock ..........       1,268,999                                        1,269,000
Common stock issued:
  Stock options exercised ..........          56,484                                           56,500
  Common stock issued to
   pay liabilities .................          24,993                                           25,000
Payment of offering costs ..........                                         (92,500)         (92,500)
Warrants issued in connection
 with private placement ............         675,000                                          675,000
Net loss ...........................                       (1,440,771)                     (1,440,771)
                                       -------------     ------------     ----------     ------------
Balance, December 31, 1996 .........       2,459,417       (4,253,138)       (92,500)      (1,885,138)
Conversion of indebtedness to
 Series A Preferred Stock ..........         649,999                                          650,000
Common stock issued:
  Common stock offering ............       4,994,817                                        4,996,542
  Common stock issued to
   pay debt ........................         245,319                                          245,390
  Stock option exercised ...........          15,291                                           15,295
  Issuance of common stock
   for consulting fees .............         131,150                                          131,250
Payment of deferred offering
 costs .............................                                          92,500           92,500
Contributed capital ................      (3,486,467)       3,486,467
Stock options issued to non-
 employees .........................         256,637                                          256,637
Net loss ...........................                       (1,172,453)                     (1,172,453)
                                       -------------     ------------     ----------     ------------
Balance, December 31, 1997 .........   $   5,266,163     $ (1,939,124)    $       --     $  3,330,023
                                       =============     ============     ==========     ============

The accompanying notes are an integral part of the consolidated financial statements.

                          Univec, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                for the years ended December 31, 1997 and 1996



                                                                                1997               1996
                                                                          ----------------   ----------------
Cash flows from operating activities:
 Net loss .............................................................     $ (1,172,453)      $ (1,440,771)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Issuance of common stock for services ..............................          131,250
   Issuance of stock options to non-employees .........................          256,637
   Depreciation, amortization and other non-cash charges ..............          888,675            144,941
   Income on supply and licensing agreements ..........................       (1,683,788)
   Changes in assets and liabilities:
    Accounts receivable ...............................................          149,633            (86,307)
    Inventory .........................................................         (480,145)          (239,371)
    Prepaid expenses and other current assets .........................          (35,887)           (51,462)
    Accounts payable and accrued expenses .............................         (338,925)           455,740
                                                                            ------------       ------------
      Net cash used in operating activities ...........................       (2,285,003)        (1,217,230)
                                                                            ------------       ------------
Cash flows from investing activities:
 Purchase of fixed assets .............................................         (826,664)          (489,005)
 Payment on note for acquisition of patent ............................          (20,000)           (30,000)
                                                                            ------------       ------------
      Net cash used in investing activities ...........................         (846,664)          (519,005)
                                                                            ------------       ------------
Cash flows from financing activities:
 Repayment of bridge note .............................................       (1,000,000)
 Proceeds from bridge note ............................................                           1,000,000
 Proceeds from issuance of common stock, net ..........................        4,996,542
 Payment of notes .....................................................          (16,340)          (937,000)
 Proceeds from issuance of notes ......................................           57,000            397,000
 Restricted funds .....................................................          (24,500)           (32,500)
 Issuance of notes to officers ........................................                             108,844
 Advances from affiliates/stockholders, net ...........................                              36,571
 Deferred debt financing costs ........................................                            (179,500)
 Deferred offering costs ..............................................                             (92,500)
 Unearned income on supply and licensing agreements ...................                           1,683,788
                                                                            ------------       ------------
      Net cash provided by financing activities .......................        4,012,702          1,984,703
                                                                            ------------       ------------
      Net increase in cash and cash equivalents .......................          881,035            248,468
Cash and cash equivalents, beginning of period ........................          328,446             79,978
                                                                            ------------       ------------
Cash and cash equivalents, end of period ..............................     $  1,209,481       $    328,446
                                                                            ============       ============
Supplemental disclosures:
 Cash paid during the year for:
   Interest ...........................................................     $     40,128       $     53,599
   Income taxes .......................................................            4,011              2,733
Supplemental disclosures of noncash investing and financing activities:
   Expenses paid through the issuance of common stock .................                        $     25,000
   Conversion of indebtedness to Series A Preferred Stock.
    (See Note 9) ......................................................     $    650,000          1,269,000
   Conversion of indebtedness to common stock .........................          245,390
   Conversion of officer note to common stock .........................           15,295             56,500
   Warrants issued in connection with a debt offering .................                             675,000

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

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments, purchased with original maturities of three months or less, to be cash equivalents. At December 31, 1997, the Company had $57,000 of restricted cash held as collateral for the Company's outstanding letter of credit, which is included in other current liabilities.

     Inventory

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

                          Univec, Inc. and Subsidiary

1. Significant Accounting Policies:  -- (Continued)

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

                          Univec, Inc. and Subsidiary

1. Significant Accounting Policies:  -- (Continued)

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

                          Univec, Inc. and Subsidiary

2. Going Concern:  -- (Continued)

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

3. Inventories:


     Components of inventories are as follows:


         Raw material ............    $ 496,290
         Work-in-process .........       32,299
         Finished goods ..........      190,927
                                      ---------
                                      $ 719,516
                                      =========
4. Fixed Assets:

     Fixed assets consist of the following:

                                                             Estimated
                                                            useful lives
                                                              in years
                                                           -------------
         Construction in progress -- machinery .........        --           $   454,489
         Factory equipment .............................         7             1,183,466
         Office equipment ..............................         5                25,993
         Leasehold improvements ........................         1                30,638
                                                                             -----------
                                                                               1,694,586
         Less accumulated depreciation .................                        (150,420)
                                                                             -----------
                                                                             $ 1,544,166
                                                                             ===========

     Depreciation expense was $86,598 and $57,733 in fiscal 1997 and 1996, respectively. Construction in progress consists of additions and improvements to machinery and equipment.

5. Patent Rights:

     On June 30, 1994, the Company entered into an exclusive license agreement with the estate of an inventor related to two patents for a non-reusable syringe. Such agreement included payments aggregating $112,000 which amounts were fully paid by June, 1997. Thereafter, the Company is required to pay quarterly royalty payments of 5% of net sales of product manufactured by Univec under the license agreement or 10% of the difference between net sales and purchase price of product manufactured under the license agreement by third parties

                          Univec, Inc. and Subsidiary

5. Patent Rights:  -- (Continued)

for Univec shall be made. Univec may grant non-exclusive sublicenses under the agreement, in which case 10% of any royalties collected by Univec would be payable to the inventor's estate. If the manufactured product does not use the non-reusable syringe of the type discussed in the patent, no royalties are due, other than the minimum annual licensing fees.

     Patent rights consist of the following:

         Patent rights .........................    $ 112,000
         Less accumulated amortization .........      (56,000)
                                                    ---------
                                                    $  56,000
                                                    =========

     Amortization expense for fiscal 1997 and 1996 was $16,000, respectively.

6. Accrued Expenses:

     Accrued expenses consist of the following:

         Professional fees ..........    $  21,444
         Royalties ..................       25,000
         Other ......................       55,718
                                         ---------
                                         $ 102,162
                                         =========

7. Income Taxes:

     The components of deferred taxes as of December 31, 1997 are as follows:

         Deferred tax assets:
            Net operating loss carryforwards .........    $  634,617
            Other ....................................       106,544
                                                          ----------
              Total deferred tax asset ...............       741,161
                                                          ----------
         Deferred tax liabilities:
            Property and equipment ...................        36,522
                                                          ----------
              Total deferred tax liability ...........        36,522
                                                          ----------
         Net deferred tax asset ......................       704,639
         Valuation allowance .........................      (704,639)
                                                          ----------
                                                          $       --
                                                          ==========

     The following is a reconciliation of the reported income tax benefit attributable to continuing operations to the expected income tax expense (benefit) utilizing federal statutory tax rates.

                                                                                   1997             1996
                                                                              -------------   ---------------
Expected income tax expense (benefit) .....................................    $   24,472       $  (489,862)
Benefit of S corporation status ...........................................                         544,323
Deferred benefit arising from conversion to C corporation status ..........      (718,200)
Valuation allowance on deferred tax assets arising from conversion ........       704,639
Change in valuation allowance arising in current year .....................       (13,662)
State income tax expense (benefit), net of federal income tax effect ......         2,751           (54,461)
                                                                               ----------       -----------
                                                                               $       --       $        --
                                                                               ==========       ===========

                          Univec, Inc. and Subsidiary

7. Income Taxes: -- (Continued)

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

     During fiscal 1997 and 1996, the Company paid $60,000 and $35,000, respectively, under this agreement. The Company has an employment agreement with an officer of the Company expiring during March 2000. Future payments under such agreements are as follows:

                       1998 .........   $ 192,000
                       1999 .........     192,000
                       2000 .........      80,000
                                        ---------
                                        $ 464,000
                                        =========

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

                          Univec, Inc. and Subsidiary

9. Equity:  -- (Continued)

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

     Warrants

     As of December 31, 1997, the Company has outstanding 4,487,500 redeemable common stock purchase warrants ("Warrants"). Holders of Warrants to purchase 1,750,000 shares of common stock are subject to lock-up agreements until April 24, 1999, which may be released commencing April 24, 1998 by the managing underwriter of the Company's initial public offering in its sole and absolute discretion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.50, subject to adjustment. The warrants are subject to redemption by the Company at $.05 at any time commencing April 24, 1999 through April 23, 2002, provided the closing bid price of the common stock has been at least $8.00 for 20 consecutive trading days.

     Options

     As of December 31, 1997, the Company had outstanding 55,672 options, which it issued pursuant to financing agreements consummated prior to 1996. Each option entitles the holder to purchase one share of common stock at an exercise price of $3.50 per share. 55,672 shares issuable upon exercise of options are subject to lock-up agreements until April 24, 1999, which in the case of 33,436 shares may be released commencing April 24, 1998 by the managing underwriter of the Company's initial public offering in its sole and absolute discretion.

10. Stock Option Plan:

     During December 1996, the Board of Directors has adopted and the Company's stockholders have approved the 1996 Stock Option Plan (the "Plan"). The Plan is to be administered by the Board of Directors or a committee thereof. Pursuant to the Plan, options to purchase 4,709,219 shares of common stock may be granted to directors, employees (including officers) and consultants to the Company (collectively, "Plan participants"). The Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options ("NQSOs", and together with ISOs, "Options"). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock

                          Univec, Inc. and Subsidiary

10. Stock Option Plan:  -- (Continued)

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

     A summary of the Company's stock options is as follows:

                                                                  1997                            1996
                                                     -------------------------------   --------------------------
                                                                        Weighted                        Weighted
                                                                         Average                        Average
                                                                        Exercise                        Exercise
                                                        Shares            Price           Shares         Price
                                                     ------------   ----------------   ------------   -----------
Options outstanding, beginning of year ...........         4,370    $  3.50                 55,672     $   3.50
Granted ..........................................     4,500,000    2.00 to 3.50            20,513         3.50
Exercised ........................................        (4,370)     3.50                 (16,143)        3.50
Canceled or lapsed ...............................      (205,000)     3.50
                                                       ---------    --------------         -------     --------
Options outstanding, end of year .................     4,295,000    $ 2.00 to 3.50          60,042     $   3.50
                                                       =========    ==============         =======     ========
Options exercisable, end of year .................       170,000                            60,042
                                                       =========                           =======
Options available for grant, end of year .........       393,706                         4,633,034
                                                       =========                         =========
Weighted-average fair value of options granted
 during the year .................................    $     3.15                        $     3.50
                                                      ==========                        ==========

     The Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows for the years ended December 31, 1997 and 1996.

                                                                        1997                1996
                                                                 -----------------   -----------------
Loss attributable to common stockholders .....................     $  (1,325,973)
                                                                   =============
Loss attributable to common stockholders, pro forma ..........     $  (1,869,638)      $  (1,440,771)
                                                                   =============       =============
Loss per share -- basic, as reported .........................     $        (.59)
                                                                   =============
Loss per share -- basic, pro forma ...........................     $        (.83)      $       (1.36)
                                                                   =============       =============
Loss per share -- diluted, as reported .......................     $        (.59)
                                                                   =============
Loss per share -- diluted, pro forma .........................     $        (.83)      $       (1.36)
                                                                   =============       =============

                          Univec, Inc. and Subsidiary

     10. Stock Option Plan:  -- (Continued)

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

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                Weighted
                                                Average                        Weighted
                                               Remaining                        Average
                                 Shares       Contractual        Shares       Exercisable
 Range of Exercise Prices     Outstanding         Life        Exercisable        Price
--------------------------   -------------   -------------   -------------   ------------
$2.00 ....................       170,000           7.06         170,000         $ 2.00
$3.50 ....................     4,125,000           9.22               0         $ 3.50
                               ---------           ----         -------         ------
$2.00 to $3.50 ...........     4,295,000           9.14         170,000         $ 3.44
                               =========           ====         =======         ======