Form 10QSB
period 1998-03-31
UNIVEC INC
filed 1998-05-14
CIK 1029825

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from ________ to ________

                        Commission File Number: 0-22413

                                  UNIVEC, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                         11-3163455
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization                          (Identification No.)

                999 Franklin Avenue, Garden City, New York,11530
                    (Address of Principal Executive Offices)

                                 (516) 294-1000
                 (Issuers Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address, and Former Fiscal Year,
                          If Changed Since Last Report)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__  No _____

     As of April 30, 1998 , the Issuer had 2,981,769 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes __X__  No _____

================================================================================

                                     PART I
                              FINANCIAL INFORMATION


Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Condensed Balance Sheet


                                                                                         March 31, 1998
                                                                                            (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                                                                   $   113,514
Accounts receivable                                                                             279,738
Inventory                                                                                     1,091,602
Other current assets                                                                             98,800
                                                                                            -----------
     Total current assets                                                                     1,583,654

Fixed assets, net                                                                             1,888,700
Patent rights, net                                                                               52,000
                                                                                            -----------
     Total assets                                                                           $ 3,524,354
                                                                                            ===========

LIABILITIES AND STOCKHOLDERS EQUITY:
Accounts payable                                                                                609,719
Accrued expenses                                                                                125,930
                                                                                            -----------
     Total liabilities                                                                          735,649

Stockholders' equity:
     Preferred stock $.001 par value; 4,997,500 authorized; none issued and outstanding
     Series A 8% Cumulative Convertible Preferred Stock, $.001 par value, 2500 shares                 2
      authorized; 2,072 shares issued and outstanding
     Common stock $.001 par value; 25,000,000 shares authorized; 2,981,769 shares                 2,982
      issued and outstanding
     Additional paid-in capital                                                               5,266,163
     Accumulated deficit                                                                     (2,480,442)
                                                                                            -----------
     Total stockholders' equity                                                               2,788,705
                                                                                            -----------
     Total liabilities and stockholders' equity                                             $ 3,524,354
                                                                                            ===========

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Condensed Statements of Operations (Unaudited)


                                                             Three months ended March 31,
                                                             ----------------------------
                                                            1998                   1997
                                                            ----                   ----
Revenues:
Product sales                                            $   362,998            $   343,597

Expenses:
Cost of product sales                                        328,246                148,855
Marketing                                                    105,122                 58,478
Product development                                          119,468                 41,645
General and administrative                                   315,503                264,938
Royalties                                                     40,000                 20,000
Interest (income)/expense, net                                (4,023)               491,196
                                                         -----------            -----------
Total expenses, net                                          904,316              1,025,112
                                                         -----------            -----------
                                                         $  (541,318)           $  (681,515)
Net loss                                                 ===========            ===========

Share information
   Basic earnings per share
     Net loss per share                                  $      (.18)
                                                         ===========
     Proforma net loss per share                                                $      (.63)
                                                                                ===========
     Weighted average common stock outstanding             2,981,769              1,082,287
                                                         ===========            ===========

   Diluted earnings per share
     Net loss per share                                  $      (.18)
                                                         ===========
     Proforma net loss per share                                                $      (.63)
                                                                                ===========
     Weighted average common stock outstanding             2,981,769              1,082,287
                                                         ===========            ===========



See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                                                         Three months ended March 31,
                                                                                         ----------------------------
                                                                                           1998                1997
                                                                                           ----                ----
Cash flows from operating activities:
Net loss                                                                              $  (541,318)           $(681,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and other non-cash charges                                     40,015              502,852
Changes in assets and liabilities:
Accounts receivable                                                                      (279,738)             (51,857)
Inventory                                                                                (372,086)             (91,816)
Other current assets                                                                      (11,451)             (11,486)
Accounts payable and accrued expenses                                                     449,161              132,380
                                                                                      -----------            ---------
Net cash used in operating activities                                                    (715,417)            (201,442)

Cash flows from investing activities:
Purchase of fixed assets                                                                 (380,550)             (39,364)

Cash flows from financing activities:
Proceeds from loan                                                                                              44,250
Advances from affiliates/stockholders                                                                            1,858
Deferred offering costs                                                                                        (68,830)
Restricted funds                                                                                                32,500
                                                                                      -----------            ---------
Net cash provided by financing activities                                                       0                9,778
                                                                                      -----------            ---------
Net cash decrease in cash                                                              (1,095,967)            (231,298)

Cash at beginning of period                                                             1,209,481              328,446
                                                                                      -----------            ---------
Cash at end of period                                                                 $   113,514            $  97,148
                                                                                      ===========            =========

See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)


1. General:

         The unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis contained in the Company's form 10-KSB/A for the fiscal year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.


2. Basic and Diluted Loss Per Share:

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


3. Stockholders' Equity:

         On March 31, 1998, the Board of Directors declared a dividend of $153,520 payable in-kind to stockholders of Series A 8% Cumulative Convertible Preferred Stock of record as of December 31, 1997. As a result, the Company authorized the issuance of 153 shares of Series A 8% Cumulative Convertible Preferred Stock.

         A summary of the changes in stockholders' equity for the three months ended March 31, 1998 is as follows:

                     Series A 8%
                Cumulative Convertible                         Additional                      Total
                   Preferred Stock         Common Stock          Paid-in     Accumulated   Stockholders'
                   Shares    Amount      Shares      Amount      Capital       Deficit        Equity
                   ------    ------      ------      ------      -------       -------        ------
Balance,
   December 31,
   1997               1,919       $2    2,981,769    $2,982     $5,266,163  $(1,939,124)     $3,330,023

Payment of
   in-kind
   dividend             153
Net loss                                                                        (541,318)      (541,318)
Balance,
   March 31,
   1998
                      -----  -------    ---------    ------     ----------  -----------      ----------
                     2,072        $2    2,981,769    $2,982     $5,266,163  $(2,480,442)     $2,788,705
                     =====   =======    =========    ======     ==========  ===========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 1998 and 1997
         Product Sales. Product sales for the three months ended March 31, 1998 (the "1998 three-month period") were approximately $363,000 and increased by approximately $19,000 as compared to product sales for the three months ended March 31, 1997 (the "1997 three-month period"). Product sales of the proprietary 1cc locking clip syringe, a difficult-to-reuse syringe, were approximately $324,000 and increased by approximately $60,000 as compared to product sales of a difficult-to-reuse syringe of an alternative design, which the Company obtained and sold during the 1997 three-month period. Product sales of the proprietary 1cc locking clip syringe have increased each quarter since UNIVEC (the "Company") began sales of this safety hypodermic device in July 1997.

         Cost of Product Sales. Cost of product sales for the 1998 three-month period increased by approximately $179,000 as compared to cost of product sales for the 1997 three-month period. The cost of product sales for the 1998 three-month period includes primarily the purchase of the Company's proprietary 1cc locking clip syringe from its Portuguese contract manufacturer and includes also manufacturing expenses from its Mineola, New York production facility. The cost of product sales for the 1997 three-month period includes primarily the purchase of difficult-to-reuse syringes of an alternative design, which the Company purchased at a discount.

         Marketing. Marketing expense for the 1998 three-month period increased by approximately $47,000 as compared to the 1997 three-month period. This increase is due primarily to costs for promoting the use of difficult-to-reuse syringes generally and the Company's proprietary 1cc locking clip syringe specifically.

         Product Development. Product development expenses for the 1998 three-month period increased by approximately $78,000 as compared to the 1997 three-month period. This increase is due primarily to the use of components and labor for testing production of clips and clip-plunger subassemblies.

         General and Administrative. General and administrative expenses for the 1998 three-month period increased by approximately $51,000 as compared to the 1997 three-month period. This increase is due primarily to the administrative costs of being a public company. During the 1997 three-month period, the Company was a private company.

         Royalty Expense. Royalty expense for the 1998 three-month period increased by $20,000 as compared to the 1997 three-month period. In the 1998 three-month period, the Company signed a license agreement for a pre-filled or unit-dose syringe.

         Interest (Income)/Expense, Net. The 1998 three-month period had interest income of approximately ($4,000) as result of proceeds from the initial public offering, which was closed in May 1997, being invested in interest-bearing accounts. Alternatively, the 1997 three-month period had interest expense of approximately $491,000 primarily as result of the amortization of deferred financing costs of approximately $470,000 incurred in connection with a bridge financing completed in the three months ended December 31, 1996.

         Net Loss. The net loss for the 1998 three-month period decreased by approximately $140,000 as compared to the 1997 three-month period. This decrease is due primarily to the amortization of deferred financing costs of approximately $470,000 in the 1997 three-month period. Earnings before interest, taxes, depreciation, amortization, and other non-cash charges or income ("EBITDA") for the 1997 three-month period were approximately ($154,000), whereas EBITDA for the 1998 three-month period were approximately ($502,000) or an increase of approximately ($348,000) over the 1997 three-month period, which is due primarily to higher gross profits from product sales in the 1997 three-month period. The higher gross profits in the 1997 three-month period is due primarily to the Company's purchase of discounted inventory.


Liquidity and Capital Resources

         In the 1998 and 1997 three-month periods, the Company used cash in operating activities. For both periods, net losses adjusted by depreciation, amortization and other non-cash charges were the primary use of cash in operating activities. In addition for both periods, investments in inventory in anticipation of sales were a use of cash and were funded by increased accounts payable.

         The Company's investing activities have consisted primarily of expenditures for production equipment at its contract manufacturer in Portugal and its production facility in Mineola, New York. As of March 31, 1998, the Company had outstanding purchase orders of approximately $180,000 to purchase production equipment.

         The Company is pursuing financing to provide additional working capital, which could involve dilution to existing stockholders. However, there can be no assurance as to when, if ever, the Company will be able to obtain additional long term financing. Furthermore, there can be no assurance as to whether any additional long term financing will be sufficient to sustain the anticipated level of operations.

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including need for additional financing and other risks detailed from time to time in the Company's Securities and Exchange Commission (SEC) reports including its post-effective amendment on form S-3 to the Registration Statement on Form SB-2 (File No. 333-20187) filed with the SEC on May 11, 1998.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The Company commenced an initial public offering of its securities on April 24, 1997 (the "Effective Date"), whereby it received net proceeds of approximately $4,997,000 (the "Net Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Net Proceeds towards the purposes indicated:

Use of Net Proceeds through March 31, 1998
-------------------------------------------------------
Equipment                                                             $1,167,581
Marketing, promotion and public relations                                452,641
Product development                                                      371,142
Payment of bridge notes                                                1,000,000
Management salaries                                                      299,000
Working capital and general purposes                                   1,593,122
Temporary investments in interest-bearing bank accounts                  113,514
     Net Proceeds                                                     ----------
                                                                      $4,997,000
                                                                      ==========


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


Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit 27.1 Financial Data Schedule

      (b) The Company filed an 8-K report on April 24, 1998 reporting a change of independent auditor from Coopers & Lybrand LLP to Richard A. Eisner & Company, LLP.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: May 14, 1998                        By: /s/ Joel Schoenfeld
                                              ----------------------------------
                                               Joel Schoenfeld
                                               Chairman of the Board
                                               Chief Executive Officer

Dated: May 14, 1998                        By: /s/ David Chabut
                                              ----------------------------------
                                               David Chabut
                                               Chief Financial Officer