Form 10KSB/A
period 1997-12-31
UNIVEC INC
filed 1998-07-21
CIK 1029825

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------
                                 FORM 10-KSB/A

                                Amendment No. 2
                             ---------------------
/ / Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                        1934 For the fiscal year ended
     December 31, 1997


/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ------------ to------------


Commission file number 0-22413


                                 UNIVEC, INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                          11-3163455
  -------------------------------                         ------------------
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

     Transitional Small Business Disclosure Format: Yes / / No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

===============================================================================

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

     Extendible Barrel Sleeves, which enclose the barrel of the syringe in a second cylinder which the operator extends before and after use to cover the tip of the needle. The extendible barrel sleeves often lock in their extended position after use. In virtually all designs, the operator of the syringe must manually extend the barrel sleeve after use. The sleeve does not prevent multiple use of the syringe before the operator encloses the barrel. However, extendible barrel sleeves are more cost-effective than the other alternatives and can be combined with a device that makes the syringe difficult to reuse. Becton Dickinson and Company ("Becton-Dickinson") and Sherwood Davis & Geck ("Sherwood") distribute traditional (1cc and 3cc) syringes with extendible barrel sleeves at a wholesale price of $0.18 to $0.21. The Company is developing an extendible barrel sleeve for its 1cc locking clip syringe, as well as for a 3cc locking syringe to be developed by the Company.

Difficult to Reuse Syringes

     To the Company's knowledge, only Bader & Partner Medizintechnik GmbH ("Bader"), a German machine tool maker, and Becton-Dickinson distribute commercially a line of difficult to reuse syringes, none of which allow for aspiration. Both companies developed their syringes for WHO and UNICEF immunization programs.

     Relative to difficult to reuse syringes manufactured by Bader and Becton-Dickinson, the Company believes that its 1cc locking clip syringes are more effective and that they are competitively priced. Unlike its competitors, the Company markets a locking clip syringe with a 1cc barrel, which is ideal for dispensing up to a .95cc dosage of medicine (e.g., allergy, immunization and insulin medicines). It is more difficult to deliver dosages less than 1cc accurately with a syringe barrel that is greater than 1cc. Also unlike its competitors, the Company offers a lcc aspirating syringe that healthcare workers can lock. Healthcare workers need aspirating syringes to mix medications in the syringe barrel and inject medications intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs.

Bader

     The Bader DestroJect syringe is a non-aspirating syringe developed for use with WHO's and UNICEF's Expanded Programmed on Immunization ("EPI") manufactured since 1992 by Bader. The DestroJect syringe, available in a 1.5 cc size, delivers a .5cc dose, which is the dosage for many immunizations. To deliver a dosage other than .5cc, the Company believes that Bader would have to modify components of the DestroJect syringe.

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

Production

     The Company's lcc locking syringes are being assembled by a contract manufacturer in Portugal. The Portuguese manufacturer also molds the Company's proprietary plungers for its domestic assembly facility. The Company owns stamping and assembly equipment at the Portuguese manufacturer. Currently, the Portuguese manufacturer is unable to offer the Company credit terms because of its limited financial resources. The Company is the primary customer of the Portuguese manufacturer.

     The Company has commenced production of its 1cc locking clip syringe at its Mineola, New York production facility. To ensure a sufficient supply of clip-plunger subassemblies, the Company has entered into a non-binding letter of intent with a Long Island contract manufacturer to produce up to 25,000,000 of these subassemblies on an exclusive basis. The Long Island manufacturer owns the machinery for its production of clip-plunger subassemblies.

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

Item 3. Legal Proceedings.

     On February 11, 1998, the Company commenced a lawsuit against Sherwood and its former corporate parent, American Home Products Corporation, in the Supreme Court of the State of New York, Nassau County (Index No 98-003963) seeking money damages of $500,000,000, plus punitive damages, alleging fraud, fraudulent inducement, prima facie tort, tortuous interference with contract, tortuous interference with existing and prospective business relationships, breach of fiduciary duty, breach of duty of good faith and fair dealing, breach of confidentiality and misuse of confidential information.

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

     The Company has commenced production of its 1cc locking clip syringe at a contract manufacturer in Portugal and at its Mineola, New York production facility. The Company owns stamping and assembly equipment at the Portuguese contract manufacturer. To ensure a sufficient supply of clip-plunger subassemblies, the Company has entered into a non-binding letter of intent with a Long Island contract manufacturer to produce up to 25,000,000 of these subassemblies on an exclusive basis. The Long Island contract manufacturer owns the machinery for its production of clip-plunger subassemblies.

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

     Most of the Company's 1cc locking clip syringes have not contained syringe barrels supplied by Sherwood, but almost all of the Company's 1cc locking clip syringes have contained a plunger tip supplied, but not manufactured, by Sherwood. However, the Company has instituted litigation against Sherwood for failure to provide components for the manufacture of the Company's 1cc syringes. Although smaller manufacturers have expressed an interest supplying components, there can be no assurance the Company can obtain adequate supplies of components (e.g., 1cc barrels with certain sizes of hypodermic needles and plunger tips) for prices and terms acceptable to it. The failure to obtain adequate supplies of components for acceptable prices and terms could have a materially adverse effect on the Company's business, financial condition and results of operations.

     The Company's consolidated financial statements for the year ended December 31, 1997, indicate that there is substantial doubt about the Company's ability to continue as a going concern due to recurring losses. See Note 2 of Notes to the Company's consolidated financial statements appearing elsewhere herein.

     The Company has been advised that its software has been designed and developed with a resolution to the year 2000 issue ("Year 2000 Issue"). However, there can be no assurance that the Company's suppliers and customers do not have Year 2000 Issues. It is not possible at present to quantify the risk, if any, to the Company of customers and/or suppliers not resolving the Year 2000 Issue on a timely basis.

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

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of the Company are as follows:


Name                 Age               Position
------------------  -----    ---------------------------------------
Joel Schoenfeld      53      Chairman of the Board; Chief Executive
                             Officer; and a Director
Alan H. Gold         51      President and a Director
Flora Schoenfeld     52      Treasurer and Secretary
John Frank           58      Director
Richard Lerner       53      Director
David Jay            68      Director


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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 1997, except that Dr. Gold did not timely file a Form 5 reporting the grant of a stock option in December 1997.

Item 10. Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended December 31, 1997 exceeded $100,000.

                                                  Annual Compensation             Long-Term Compensation
                                          ------------------------------------   -----------------------
                                                                Other Annual            Securities
  Name and Principal Position     Year          Salary          Compensation        Underlying Options
------------------------------   ------   -----------------   ----------------   -----------------------
Joel Schoenfeld, Chairman of     1997        $  226,189(1)              --              2,130,000(2)
 the Board and Chief             1996        $  192,000(1)              --                     --
 Executive Officer
David Chabut, Chief              1997        $  120,000(4)              --                120,000(2)
 Financial Officer(3)            1996        $  104,051(4)       $  15,949(5)              20,513(6)



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

(2) Represents Time Accelerated Restricted Stock Options having an exercise price of $3.50 per share. "Management -- Stock Option Plan."

(3) Mr. Chabut's employment with the Company was terminated on May 15, 1998.

(4) Includes health insurance benefits.

(5) Represents the amount reimbursed to Mr. Chabut for taxes incurred in connection with his exercise of certain stock options described in footnote (6) below.

(6) Represents options granted to Mr. Chabut at $3.50 per share. These options have been exercised.

Employment Agreement

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

                      Number of Shares      Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price       Expiration
Name                       Granted                Fiscal Year              Per Share            Date
-----------------   --------------------   -------------------------   ----------------   ---------------
Joel Schoenfeld          2,130,000         72.2%                       $ 3.50             April 11, 2007
David Chabut(1)            120,000          4.1%                        3.50              April 11, 2007



------------
(1) Mr. Chabut's employment with the Company was terminated on May 15, 1998.

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

               AGGREGATED OPTION EXERCISES -- JANUARY 1, 1997 --
             DECEMBER 31, 1997 AND DECEMBER 31, 1997 OPTION VALUES


                                                                                         Value of Unexercised
                       Shares Acquired Upon            Number of Securities                  In-The-Money
                        Exercise of Options           Underlying Unexercised                  Options at
                        During Fiscal 1997         Options at December 31, 1997           December 31, 1997
                    ---------------------------   -------------------------------   ------------------------------
Name                 Number     Value Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------   --------   ----------------   -------------   ---------------   -------------   --------------
Joel Schoenfeld      None            None              None          2,130,000           None            None
David Chabut(1)      4,370           None              None            120,000           None            None




------------
(1) Mr. Chabut's employment with the Company was terminated on May 15, 1998.


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


                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
-----------------------------------------------  ----------------------------  -----------------------
Joel and Flora Schoenfeld(3) ..................              613,743(4)              20.58     %
Alan H. Gold, M.D.(3) .........................              343,333(4)(5)              11.48% (6)
Andrew Jay (7) ................................              200,560(8)                  6.51% (9)
John Frank(10) ................................              153,775(11)                 5.12% (12)
Richard Lerner(3) .............................               41,026                  1.38     %
David Jay (7) .................................                6,435(13)                    *
David Chabut(14) ..............................               20,513                        *
All directors and executive officers as a group
 (7 persons) ..................................            1,178,825(15)(16)            39.11% (17)


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

(14) Mr. Chabut's employment with the Company was terminated on May 15, 1998.

(15) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(16) Includes 32,236 shares issuable upon exercise of presently exercisable options. See footnotes (5) and (11) above.

(17) Calculated on the basis of 3,014,005 shares of Common Stock issued and outstanding.

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

     In December 1996, David Chabut, the former Chief Financial Officer of the Company, exercised options to purchase 16,143 shares of Common Stock, having an exercise price of $3.50 per share, the exercise price of which was paid for by the cancellation of amounts payable to him for accrued, but unpaid compensation ($44,000) and certain advances ($12,500). On May 2, 1997, Mr. Chabut exercised options to purchase an additional 4,370 shares of Common Stock (at $3.50 per share) and paid the exercise price of these options by cancellation of amounts payable to him for accrued but unpaid compensation ($15,295). The Company paid the remaining amount due to Mr. Chabut ($15,949) for federal and state withholding and payroll taxes incurred by him in connection with the exercise of such options.

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits


  Exhibit                      Description
----------                     -----------
  3.1*      Restated Certificate of Incorporation of the Registrant.
  3.2*      By-laws of the Registrant, as amended.
  4.1*      Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC,
            Inc., a New York corporation.
  4.2*      Form of warrant between the Registrant and the underwriters of the Registrant's initial public offering.
  4.3*      Form of Warrant Agreement.
  4.4*      Specimen Common Stock Certificate.
  4.5*      Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.8*      Registration Rights Agreement.
 10.1*      O.E.M. Supply Agreement dated May 30, 1996, between the Registrant and Sherwood Medical
            Company ("Sherwood") (1).
 10.2*      Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
 10.3*      Equipment Lease dated May 30, 1996 between the Registrant and Sherwood.
 10.4*      Purchase Agreement dated as of June 27, 1996 between the Registrant and Paramount Financial
            Corporation.
 10.5*      Share Option Agreement dated June 5, 1995, between the Registrant and Leonard N. Tarr.
 10.6*      Amended 1996 Stock Option Plan of the Registrant.
 10.7*      Employment Agreement dated as of January 1, 1997 between the Registrant and Joel Schoenfeld.
 10.8*      Promissory notes of Dr. Alan H. Gold payable to Flora Schoenfeld.
 10.9       Letter of Intent with Portuguese manufacturer (1).
 21.1*      List of Subsidiaries.
 27.1       Financial Data Schedule.


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

Dated: July 17, 1998


                                        UNIVEC, INC.





                                        By: /s/ Joel Schoenfeld
                                           --------------------------------
                                           Joel Schoenfeld
                                           Chief Executive Officer
                                           (Principal Executive Officer;
                                           Principal Accounting Officer)

     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant on July 17, 1998 in the capacities indicated.



          Signatures                         Title
          ----------                         -----
/s/ Joel Schoenfeld            Chairman of the Board, Chief Executive Officer and a Director
---------------------------    (Principal Executive Officer; Principal Accounting Officer)
Joel Schoenfeld

/s/ Alan H. Gold, M.D.         President and a Director
---------------------------
Alan H. Gold, M.D.

/s/ John Frank                 Director
---------------------------
John Frank

/s/ Richard Lerner             Director
---------------------------
Richard Lerner

/s/ David Jay                  Director
---------------------------
David Jay

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

                           Univec, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997 and 1996


                                        Series A Preferred      Common Stock
                                        ------------------  ---------------------
                                         Shares    Amount      Shares     Amount
                                        --------  --------  -----------  --------
Balance, December 31, 1995 ...........              $        1,059,001    $1,059
Conversion of indebtedness to
 Series A Preferred Stock ............   1,269         1
Common stock issued:
  Stock options exercised ............                          16,143        16
  Common stock issued to
   pay liabilities ...................                           7,143         7
Payment of offering costs ............
Warrants issued in connection
 with private placement ..............
Net loss .............................
Balance, December 31, 1996 ...........   1,269         1     1,082,287     1,082
Conversion of indebtedness to
 Series A Preferred Stock ............     650         1
Common stock issued:
  Common stock offering ..............                       1,725,000     1,725
  Common stock issued to
   pay debt ..........................                          70,112        71
  Stock option exercised .............                           4,370         4
  Issuance of common stock
   for consulting fees ...............                         100,000       100
Payment of deferred offering
 costs ...............................
Reclassification of S corporation
 losses as of April 24, 1997 .........
Stock options issued to non-
 employees ...........................
Net loss .............................
Balance, December 31, 1997 ...........   1,919      $  2     2,981,769    $2,982
                                         =====      ====     =========    ======

                                           Additional                        Deferred          Total
                                            Paid-in         Accumulated      Offering      Stockholders'
                                            Capital           Deficit          Costs          Equity
                                        ---------------  ----------------  ------------  ----------------
Balance, December 31, 1995 ...........   $     433,941     $ (2,812,367)    $              $ (2,377,367)
Conversion of indebtedness to
 Series A Preferred Stock ............       1,268,999                                        1,269,000
Common stock issued:
  Stock options exercised ............          56,484                                           56,500
  Common stock issued to
   pay liabilities ...................          24,993                                           25,000
Payment of offering costs ............                                         (92,500)         (92,500)
Warrants issued in connection
 with private placement ..............         675,000                                          675,000
Net loss .............................                       (1,440,771)                     (1,440,771)
                                                           ------------                    ------------
Balance, December 31, 1996 ...........       2,459,417       (4,253,138)       (92,500)      (1,885,138)
Conversion of indebtedness to
 Series A Preferred Stock ............         649,999                                          650,000
Common stock issued:
  Common stock offering ..............       4,994,817                                        4,996,542
  Common stock issued to
   pay debt ..........................         245,319                                          245,390
  Stock option exercised .............          15,291                                           15,295
  Issuance of common stock
   for consulting fees ...............         131,150                                          131,250
Payment of deferred offering
 costs ...............................                                          92,500           92,500
Reclassification of S corporation
 losses as of April 24, 1997 .........      (3,486,467)       3,486,467
Stock options issued to non-
 employees ...........................         256,637                                          256,637
Net loss .............................                       (1,172,453)                     (1,172,453)
                                                           ------------                    ------------
Balance, December 31, 1997 ...........   $   5,266,163     $ (1,939,124)    $       --     $  3,330,023
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

                           Univec, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 for the years ended December 31, 1997 and 1996

                                                                                1997               1996
                                                                          ----------------   ----------------
Cash flows from operating activities:
 Net loss .............................................................     $ (1,172,453)      $ (1,440,771)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Issuance of common stock for services ..............................          131,250
   Issuance of stock options to non-employees .........................          256,637
   Depreciation, amortization and other non-cash charges ..............          888,675            144,941
   Income on supply and licensing agreements ..........................       (1,683,788)
   Changes in assets and liabilities:
    Accounts receivable ...............................................          149,633            (86,307)
    Inventory .........................................................         (480,145)          (239,371)
    Prepaid expenses and other current assets .........................          (35,887)           (51,462)
    Accounts payable and accrued expenses .............................         (338,925)           455,740
                                                                            ------------       ------------
      Net cash used in operating activities ...........................       (2,285,003)        (1,217,230)
                                                                            ------------       ------------
Cash flows from investing activities:
 Purchase of fixed assets .............................................         (826,664)          (489,005)
 Payment on note for acquisition of patent ............................          (20,000)           (30,000)
                                                                            ------------       ------------
      Net cash used in investing activities ...........................         (846,664)          (519,005)
                                                                            ------------       ------------
Cash flows from financing activities:
 Repayment of bridge note .............................................       (1,000,000)
 Proceeds from bridge note ............................................                           1,000,000
 Proceeds from issuance of common stock, net ..........................        4,996,542
 Payment of notes .....................................................          (16,340)          (937,000)
 Proceeds from issuance of notes ......................................           57,000            397,000
 Restricted funds .....................................................          (24,500)           (32,500)
 Issuance of notes to officers ........................................                             108,844
 Advances from affiliates/stockholders, net ...........................                              36,571
 Deferred debt financing costs ........................................                            (179,500)
 Deferred offering costs ..............................................                             (92,500)
 Unearned income on supply and licensing agreements ...................                           1,683,788
                                                                                               ------------
      Net cash provided by financing activities .......................        4,012,702          1,984,703
                                                                            ------------       ------------
      Net increase in cash and cash equivalents .......................          881,035            248,468
Cash and cash equivalents, beginning of period ........................          328,446             79,978
                                                                            ------------       ------------
Cash and cash equivalents, end of period ..............................     $  1,209,481       $    328,446
                                                                            ============       ============
Supplemental disclosures:
 Cash paid during the year for:
   Interest ...........................................................     $     40,128       $     53,599
   Income taxes .......................................................            4,011              2,733
Supplemental disclosures of noncash investing and financing activities:
   Expenses paid through the issuance of common stock .................                        $     25,000
   Conversion of indebtedness to Series A Preferred Stock.
    (See Note 9) ......................................................     $    650,000          1,269,000
   Conversion of indebtedness to common stock .........................          245,390
   Conversion of officer note to common stock .........................           15,295             56,500
   Warrants issued in connection with a debt offering .................                             675,000

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

                           Univec, Inc. and Subsidiary

1. Significant Accounting Policies:  -- (Continued)

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

     During Fiscal 1997, Sherwood acknowledged that it was unable to produce plungers that met the Company's tolerances, and it returned the Plunger Mold to the Company. Because the related party guarantees are no longer effective and the Company has no direct or indirect purchase obligation or otherwise, the Company has recognized all of the deferred income related to the Sherwood Supply Agreement during Fiscal 1997. Sherwood's obligation to make lease payments to the financial institution under the Equipment Lease is not affected by Sherwood's inability to produce plungers. For tax reporting, the Company recognized the deferred income from the Sherwood Supply Agreement on its 1996 S corporation return.

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

                          Univec, Inc. and Subsidiary

1. Significant Accounting Policies:  -- (Continued)

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

                          Univec, Inc. and Subsidiary

3. Inventories:

     Components of inventories are as follows:

  Raw material ...................    $ 496,290
  Work-in-process ................       32,299
  Finished goods .................      190,927
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
                                                    =========

     Amortization expense for fiscal 1997 and 1996 was $16,000, respectively.

6. Accrued Expenses:

     Accrued expenses consist of the following:


  Professional fees .................    $  21,444
  Royalties .........................       25,000
  Other .............................       55,718
                                         ---------
                                         $ 102,162
                                         =========

                          Univec, Inc. and Subsidiary

7. Income Taxes:

     The components of deferred taxes as of December 31, 1997 are as follows:

         Deferred tax assets:
            Net operating loss carryforwards .........    $  634,617
            Other ....................................       106,544
                                                          ----------
  Total deferred tax asset ...........................       741,161
                                                          ----------
         Deferred tax liabilities:
            Property and equipment ...................        36,522
                                                          ----------
              Total deferred tax liability ...........        36,522
                                                          ----------
         Net deferred tax asset ......................       704,639
         Valuation allowance .........................      (704,639)
                                                          ----------
                                                          $       --
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

     During fiscal 1997 and 1996, the Company paid $60,000 and $35,000, respectively, under this agreement. The Company has an employment agreement with an officer of the Company expiring during March 2000. Future payments under such agreements are as follows:

                          Univec, Inc. and Subsidiary

8. Commitments and Contingencies:  -- (Continued)

            1998 .........................   $ 192,000
            1999 .........................     192,000
            2000 .........................      80,000
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

                          Univec, Inc. and Subsidiary

9. Equity:  -- (Continued)

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

     Additional Paid-In Capital

     The reclassification from Additional Paid-In Capital to Accumulated Deficit reflects S corporation undistributed losses as of April 24, 1997, the date of the commencement of the Company's initial public offering.

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

                          Univec, Inc. and Subsidiary

10. Stock Option Plan:  -- (Continued)

     A summary of the Company's stock options is as follows:


                                                                  1997                           1996
                                                     -------------------------------   ------------------------
                                                                        Weighted                       Weighted
                                                                         Average                       Average
                                                                        Exercise                       Exercise
                                                        Shares            Price           Shares        Price
                                                     ------------   ----------------   ------------   ---------
Options outstanding, beginning of year ...........         4,370       $  3.50
Granted ..........................................     4,500,000    2.00 to 3.50            20,513       3.50
Exercised ........................................        (4,370)         3.50             (16,143)      3.50
Canceled or lapsed ...............................      (205,000)         3.50
                                                       ---------    --------------
Options outstanding, end of year .................     4,295,000    $ 2.00 to 3.50           4,370    $  3.50
                                                       =========    ==============      ==========    =======
Options exercisable, end of year .................       170,000                             4,370
                                                       =========                        ==========
Options available for grant, end of year .........       393,706                         4,688,706
                                                       =========                        ==========
Weighted-average fair value of options granted
 during the year .................................    $     3.15                        $     3.50
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