Form 10QSB
period 1998-06-30
UNIVEC INC
filed 1998-08-13
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1998
-------------------------

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

         As of July 31, 1998, the Issuer had 2,981,769 shares of Common Stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format:

         Yes   x       No
             -----       -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1: Consolidated Financial Information
Univec, Inc. and Subsidiary
Consolidated Balance Sheet



                                                                               June 30
                                                                                 1998
                                      ASSETS:                                (Unaudited)
                                                                             -----------

Current assets:
   Cash and  cash  equivalents                                               $   311,429
   Accounts receivable                                                           128,365
   Inventory                                                                     858,363
   Prepaid expenses and other current assets                                      65,249
                                                                             -----------
        Total current assets                                                   1,363,406

Fixed assets, net                                                              1,903,202
Patent rights, net                                                                48,000

                                                                             -----------
        Total assets                                                         $ 3,314,608
                                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                              546,345
   Accrued expenses                                                              149,593
                                                                             -----------
        Total liabilities                                                        695,938


Stockholders' equity:
   Preferred stock $.001 par value; 4,997,500 shares authorized;
      none issued and outstanding
   Series A 8% Cumulative Convertible Preferred Stock, $.001 par value, 2,500
      shares authorized; 2,072 shares issued and outstanding                           2
   Common stock $.001 par value; 25,000,000 shares authorized; issued
      and outstanding 2,981,769 shares                                             2,982
   Additional paid-in capital                                                  5,266,163
   Accumulated deficit                                                        (2,650,477)
                                                                             -----------
        Total stockholders' equity                                             2,618,670
                                                                             -----------
        Total liabilities and stockholders' equity                           $ 3,314,608
                                                                             ===========



See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)


                                          Three months ended                 Six months ended
                                               June 30,                           June 30,
                                          ------------------                 ----------------
                                        1998              1997              1998              1997
Revenues:

Product sales                      $   915,025          174,880        $ 1,278,023       $   518,477


Expenses:
Cost of sales                          626,112          110,275            954,358           259,130
Marketing                              100,319          153,356            205,441           211,834
Product development                     56,314          107,012            175,782           148,657
General and administrative             267,220          294,653            582,723           559,591
Royalties                               25,825           45,000             65,825            65,000
Interest (income)/expense, net           9,270          310,375              5,247           801,571
                                   -----------      -----------        -----------       -----------

Total expenses, net                  1,085,060        1,020,671          1,989,376         2,045,783
                                   -----------      -----------        -----------       -----------
Net loss                           $  (170,035)     $  (845,791)       $  (711,353)      $(1,527,306)
                                   ===========      ===========        ===========       ===========



Share information
    Basic earnings per share

       Net loss per share          $      (.06)                        $      (.24)
                                   ===========                         ===========

       Proforma net loss per share                  $      (.76)                        $     (1.39)
                                                     ===========                         ===========

       Weighted average common
         stock outstanding            2,981,769        1,120,037         2,981,769         1,101,162
                                    ===========      ===========       ===========       ===========
    Diluted earnings per share

       Net loss per share          $      (.06)                        $      (.24)
                                   ===========                         ===========

       Proforma net loss per share                  $      (.76)                        $     (1.39)
                                                     ===========                         ===========

       Weighted average common
         stock outstanding            2,981,769        1,120,037         2,981,769         1,101,162
                                    ===========      ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)



                                                                           Six months ended
                                                                                June 30,
                                                                     -----------------------------
                                                                         1998              1997

Cash flows from operating activities:
   Net loss                                                          $  (711,353)      $(1,527,306)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
          Depreciation, amortization and other non cash charges           81,802           852,003
          Changes in assets and liabilities:
             Accounts receivable                                        (128,365)          139,543
             Inventory                                                  (138,847)         (167,417)
             Prepaid expenses and other current assets                    22,100            (1,541)
             Accounts payable and accrued expenses                       409,449          (114,236)
                                                                     -----------       -----------
                Net cash used in operating activities                   (465,214)         (818,954)
                                                                     -----------       -----------

Cash flows from investing activities:
   Purchase of fixed assets                                             (432,838)         (166,558)
   Payment on note for acquisition of patent                                               (10,000)
                                                                     -----------       -----------
                Net cash used in investing activities                   (432,838)         (176,558)
                                                                     -----------       -----------

Cash flows from financing activities:
   Proceeds from borrowings                                                                 35,400
   Payment of notes                                                                     (1,015,949)
   Proceeds from issuance of common stock, net                                           4,996,542
   Restricted funds                                                                         32,500
                                                                     -----------       -----------
                Net cash provided by financing activities                      0         4,048,493
                                                                     -----------       -----------
                Net increase (decrease) in cash                         (898,052)        3,052,981

Cash at beginning of period                                            1,209,481           328,446
                                                                     -----------       -----------
Cash at end of period                                                $   311,429       $ 3,381,427
                                                                     ===========       ===========




Supplemental disclosures of noncash investing and financing activities:
     Dividend of $153,250 payable in kind by issuance of 153 shares of Series A 8% Cumulative Convertible Preferred Stock on March 31, 1998.




     See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)



1.       General:

         The unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis contained in the Company's Form 10-KSB/A for the fiscal year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2.       Basic and Diluted Loss Per Share:

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods are required to be restated to conform to the SFAS No.128 requirements. However, no restatement is required because basic and diluted loss per share for prior and current periods are the same.

3.       Stockholders' Equity:

         On March 31, 1998, the Board of Directors declared a dividend of $153,520 payable in-kind to stockholders of Series A 8% Cumulative Convertible Preferred Stock of record as of December 31, 1997. As a result, the Company authorized the issuance of 153 shares of Series A 8% Cumulative Convertible Preferred Stock.

         A summary of the changes in Stockholders' equity for the six months ended June 30, 1998 is as follows:

                                  Series A 8%
                                  Cumulative
                                  Convertible                    Additional                  Total
                                Preferred Stock    Common Stock    Paid-in   Accumulated  Stockholder's
                              Shares     Amount  Shares   Amount   Capital     Deficit       Equity
                              ------     ------  ------   ------   -------     -------       ------
Balance, December 31, 1997     1,919       $2   2,981,769 $2,982 $5,266,163  $(1,939,124)  $3,330,023
Payment of in kind dividend      153
Net loss                                                                        (711,353)     711,353
                               -----       --   -------- ------ ----------  -----------    ----------

Balance, June 30,1998          2,072       $2   2,981,769 $2,982 $5,266,163  $(2,650,477)  $2,618,670
                               ======      ==   ========= ====== ==========  ============  ==========

4. Subsequent Event

On July 27, 1998, UNIVEC,Inc. ("Company") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") to sell 750 shares of its Series B 5% Convertible Preferred Stock ("Preferred Shares"), and Common Stock Purchase Warrants exercisable to purchase 112,500 shares of the Company's Common Stock ("Warrants") to an institutional investor. The aggregate purchase price under the Securities Purchase Agreement was $750,000. Each Preferred Share has a stated value of $1,000 and is convertible into the number of shares of Common Stock having such value, calculated on the basis of the lesser of (i) $1.925 per share and (ii) an amount equal to 80-85% of a price related to the market price for the common stock during the twenty trading day period preceding the conversion date as provided in the certificate designating the terms and conditions of the Preferred Shares. The Warrants carry an exercise price of $2.15 per share of Common Stock,expiring August 1, 2001. In addition, the Company paid a finder's fee of 9.5% of the purchase price or an aggregate of $71,250 in connection with the closing. The closing under the Securities Purchase Agreement occurred Concurrently with the execution of the Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, the Conpany is obligated, within 30 days of the Closing of the sale under the Securities Purchase Agreement, to prepare and file a Registration Statement on Form S-3 with respect to a continuous resale offering of the Shares by the various purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations

Three Months Ended June 30, 1998 and 1997
         Sales. Sales for the three months ended June 30, 1998 (the "1998 three-month period") increased by approximately $740,000 as compared to the three months ended June 30, 1997 (the "1997 three-month period") as a result of increased sales of its disposable medical devices, all of which were either produced in the Company's own production facility in the United States or in its Portuguese contract manufacturer. At this time, production of the Company's 1cc locking clip syringes is insufficient to meet current demand. Management believes that production of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design. Product sales of the proprietary 1cc locking clip syringe have increased each quarter since UNIVEC ("Company") began sales of this safety hypodermic device in July 1997.

         Cost of Sales. Cost of sales for the 1998 three-month period increased by approximately $516,000 as compared to the 1997 three-month period, primarily due to increased sales.

         Marketing. Marketing expense for the 1998 three-month period decreased by approximately $53,000 as compared to the 1997 three-month period. This decrease is due primarily to lower expenditures associated with promoting the Company's safety locking syringes to target markets, offset in part by increased expenses incurred for marketing consultants.

         Product Development. Product development expenses for the 1998 three-month period decreased by approximately $51,000 as compared to the 1997 three-month period. This decrease is due primarily to management's decision to utilize its resources primarily in the development of its own production facility rather than on product development itself.

         General and Administrative. General and administrative expenses for the 1998 three-month period decreased by approximately $27,000 as compared to the 1997 three-month period. This decrease is due primarily to decreased charges for insurance offset in part by securities maintenance expenses due to the Company being publicly-held throughout the entire current period.

         Royalty Expense. Royalty expense for the 1998 three-month period decreased by approximately $19,000 as compared to the 1997 three-month period. This decrease is due primarily to the timing of minimum payments applicable to licensing agreements.

        Interest Expense. Interest expense for the 1998 three-month period decreased by approximately $301,000 as compared to the 1997 three-month period. This decrease is primarily due to the write-off in the 1997 three-month period of deferred financing costs as a result of the repayment of the bridge notes, which resulted in a non cash charge of approximately $313,000 for the 1997 three-month period.

         Net Loss. The net loss for the 1998 three-month period decreased by approximately $676,000 as compared to the 1997 three-month period. This decrease is due principally to the write-off of deferred financing costs of approximately $313,000, increased gross profit of approximately $224,000 and generally lower expenses.

Six Months Ended June 30, 1998 and 1997
         Sales. Sales for the six months ended June 30, 1998 (the "1998 six-month period") increased by approximately $760,000 as compared to the six months ended June 30, 1997 (the "1997 six-month period") as a result of increased sales of disposable medical devices, all of which were either produced in the Company's own production facility in the United States or in its Portuguese contract manufacturer. At this time, production capacity of the Company's 1cc locking clip syringes is insufficient to meet current demand. Management believes that production capacity of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design. Some of the revenues for the 1997 six-month period were attributable to resales of lancets.

         Cost of Sales. Cost of sales for the 1998 six-month period increased by approximately $695,000 as compared to the 1997 six-month period, principally due to increased sales.

         Marketing. Marketing expense for the 1998 six-month period decreased by approximately $6,000 as compared to the 1997 six-month period. This decrease is due primarily to lower expenditures associated with promoting the Company's safety locking syringes to target markets, offset by increased expenses incurred for marketing consultants.

          Product Development. Product development expenses for the 1998 six-month period increased by approximately $27,000 as compared to the 1997 six-month period. This increase is due primarily to the use of components and labor for testing production of clips and clip-plunger subassemblies.

         General and Administrative. General and administrative expenses for the 1998 six-month period increased by approximately $23,000 as compared to the 1997 six-month period. This increase is due primarily to increased securities maintenance expenses due to the Company being publicly-held throughout the entire current period.

         Royalty Expense. Royalty expense for both six-month periods were approximately the same.

         Interest Expense. Interest expense for the 1998 six-month period decreased by approximately $796,000 as compared to the 1997 six-month period. This decrease is principally due to the amortization and write-off of deferred financing costs as a result of the repayment of the bridge notes, which resulted in non cash charges of approximately $783,000 during the 1997 six-month period.

         Net Loss. The net loss for the 1998 six-month period decreased by approximately $816,000 as compared to the 1997 six-month period. This decrease is due primarily to the write-off of deferred financing costs of approximately $783,000, increased gross profit of approximately $64,000 offset in part by somewhat higher expenses.

Liquidity and Capital Resources
         In the 1998 and 1997 six-month periods, the Company used cash from operating activities, primarily due to net losses in each of these periods. For the 1998 six-month period, increased accounts payable used to fund increased inventory and accounts receivable, as a result of increased sales, served to reduce the amount of cash used from operating activities. For the 1997 six- month period, increased inventory and decreased accounts payable and accrued expenses were significant uses of cash in addition to the net loss adjusted for non-cash charges.

         The Company's investing activities have consisted primarily of expenditures for production equipment at its contract manufacturer in Portugal and its production facility in Mineola, New York. As of June 30, 1998 the Company had outstanding purchase orders of approximately $110,000 to purchase production equipment.

         In July, 1998 the Company received net proceeds of approximately $650,000 through the sale of 750 shares of its Series B 5% Convertible Preferred Stock (see Subsequent Event of the Notes to Financial Statements). Management believes that the proceeds of this sale plus its cash and accounts receivable balances will be sufficient to fund its anticipated level of operations. The Company is currently pursuing additional financing to provide additional working capital, which could involve dilution to existing stockholders.

               Except for the historical information herein, matters discussed in this report are forward-looking statements that involve risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission (SEC) reports.

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


                                                               UNIVEC, INC.



Dated: August 14, 1998                        By:      /s/ Joel Schoenfeld
                                                       -------------------
                                                       Joel Schoenfeld
                                                       Chairman of the Board and
                                                       Chief Executive Officer




Date: August 14, 1998                         By:      /s/ Martin Jacobson
                                                       -----------------
                                                       Martin Jacobson
                                                       Chief Financial Officer