Form 10QSB
period 1998-09-30
UNIVEC INC
filed 1998-11-16
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1998
                                ---------------------------

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

                     22 Dubon Court, Farmingdale, NY 11735
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 777-2000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                      999 Franklin Ave., Garden City, NY  11530
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

         As of October 31, 1998, the Issuer had 2,981,769 shares of Common Stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format:

         Yes   x       No
             -----       -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1: Consolidated Financial Information
Univec, Inc. and Subsidiary
Consolidated Balance Sheet

                                                                  September 30
                                                                      1998
                                      ASSETS:                     (Unaudited)

Current assets:
   Cash and  cash  equivalents                                    $   391,063
   Accounts receivable                                                207,280
   Inventory                                                        1,075,487
   Prepaid expenses and other current assets                           46,307
                                                                  -----------
        Total current assets                                        1,720,137

Fixed assets, net                                                   1,893,798
Patent rights, net                                                     44,000
Other Assets                                                           20,225
                                                                  -----------
        Total assets                                              $ 3,678,160
                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                   724,027
   Accrued expenses                                                   124,347
                                                                  -----------
        Total liabilities                                             848,374


Stockholders' equity:
   Preferred stock $.001 par value; 4,996,500 shares authorized;
      none issued and outstanding
   Series A 8% Cumulative Convertible Preferred Stock,
      $.001 par value, 2,500 shares authorized; 2,072 shares
      issued and outstanding                                                2
   Series B 5% Cumulative Convertible Preferred Stock,
      $.001 par value, 1,000 shares authorized; 750 shares
      issued and outstanding                                                1
   Common stock $.001 par value; 25,000,000 shares authorized;
      issued and outstanding 2,981,769 shares                           2,982
   Additional paid-in capital                                       5,975,974
   Accumulated deficit                                             (3,149,173)
                                                                  -----------
        Total stockholders' equity                                  2,829,786
                                                                  -----------
        Total liabilities and stockholders' equity                $ 3,678,160
                                                                  ===========

See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                          Three months ended                 Nine months ended
                                             September 30,                      September 30,
                                          ------------------                 ----------------
                                        1998              1997              1998              1997
Revenues:

Product sales                       $  351,275      $    72,221        $  1,629,298       $   590,698
Income on supply & licensing
  agreements                                          1,683,788                             1,683,788
                                    ----------      -----------        ------------       -----------
  Total Revenues                       351,275        1,756,009           1,629,298         2,274,486

Expenses:
Cost of sales                          346,192           66,238           1,300,550           325,368
Marketing                               62,817          108,267             268,258           320,101
Product development                     67,643          105,023             243,425           253,680
General and administrative             375,599          318,165             958,322           877,756
Royalties                                                                    65,825            65,000
Interest (income)/expense, net        (  2,280)        ( 34,082)              2,967           767,489
                                    ----------      -----------        ------------       -----------
Total expenses, net                    849,971          563,611           2,839,347         2,609,394
                                    ----------      -----------        ------------       -----------
Net income/(loss)                   $ (498,696)     $ 1,192,398        $( 1,210,049)      $  (334,908)
                                    ==========      ===========        ============       ===========
Share information
    Basic earnings per share

       Net (loss) per share         $     (.20)*                       $       (.44)*
                                    ==========                         ============
       Proforma net income/(loss)                   $      1.03                           $      (.30)
         per share                                  ===========                           ===========

       Weighted average common
         stock outstanding           2,981,769        1,156,769           2,981,769         1,119,698
                                    ===========     ===========        ============       ===========



    Diluted earnings per share

       Net (loss) per share         $     (.20)*                       $       (.44)*
                                    ==========                         ============

       Proforma net income/(loss)                   $      1.03                           $     (.30)
         per share                                  ===========                           ==========

       Weighted average common
         stock outstanding           2,981,769        1,156,769           2,981,769         1,119,698
                                    ==========      ===========        ============       ===========

______________
*reflects deemed dividend of $101,868 applicable to the beneficial conversion feature of preferred stock

See accompanying notes to consolidated financial statements.

Univec, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                                           Nine months ended
                                                                              September 30,
                                                                     -----------------------------
                                                                         1998              1997
Cash flows from operating activities:
   Net (loss)                                                        $(1,210,049)      $  (334,908)
   Adjustments to reconcile net (loss) to net cash used
      in operating activities:
          Issuance of stock options to non-employees                      85,061
          Depreciation, amortization and other non cash charges          123,707           889,466
          Income on supply and licensing agreements                                     (1,683,788)
          Changes in assets and liabilities:
             Accounts receivable                                        (207,280)           89,843
             Inventory                                                  (355,971)         (256,364)
             Prepaid expenses and other current assets                    41,042            21,219
             Other assets                                               ( 20,225)
             Accounts payable and accrued expenses                       561,885          (224,604)
                                                                     -----------       -----------
                Net cash used in operating activities                   (981,830)       (1,499,136)
                                                                     -----------       -----------
Cash flows from investing activities:
   Purchase of fixed assets                                             (461,339)         (387,735)
   Payment on note for acquisition of patent                                               (20,000)
                                                                     -----------       -----------
                Net cash used in investing activities                   (461,339)         (407,735)
                                                                     -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings                                                                 17,700
   Payment of notes                                                                     (1,015,949)
   Proceeds from issuance of common stock, net                                           4,996,542
   Proceeds from issuance of preferred stock, net                        624,751
   Restricted funds                                                                         32,500
                                                                     -----------       -----------
                Net cash provided by financing activities                624,751         4,030,793
                                                                     -----------       -----------
                Net increase (decrease) in cash                         (818,418)        2,123,922

Cash at beginning of period                                            1,209,481           328,446
                                                                     -----------       -----------
Cash at end of period                                                $   391,063       $ 2,452,368
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

Univec, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)


1.  General:

    The unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis contained in the Company's Form 10-KSB/A for the fiscal year ended December 31, 1997 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1998 and March 31, 1998. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2.  Basic and Diluted Loss Per Share:

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No.128 requirements. However, no restatement is required because basic and diluted loss per share for prior and current periods are the same.

    Pro forma basic and diluted income/(loss) per share does not differ from historical income/(loss) per share, as there is no effect from the Company converting from an S Corporation to a C corporation.

3.  Cash and Cash Equivalents:

    Cash and cash equivalents includes $50,000 collateralizing a letter of credit issued to a vendor for the purchase of inventory.

4.  Stockholders' Equity:

    On March 31, 1998, the Board of Directors declared a dividend of $153,520 payable in-kind to stockholders of Series A 8% Cumulative Convertible Preferred Stock of record as of December 31, 1997. As a result, the Company authorized the issuance of 153 shares of Series A 8% Cumulative Convertible Preferred Stock.

    On July 27, 1998, UNIVEC, INC. ("Company") sold 750 shares of its Series B 5% Convertible Preferred Stock ("Preferred Shares"), and Common Stock Purchase Warrants exercisable to purchase 112,500 shares of the Company's Common Stock ("Warrants") to an institutional investor. The aggregate purchase price under the Securities Purchase Agreement was $750,000. Each Preferred Share has a stated value of $1,000 and is convertible into the number of shares of Common Stock having such value, calculated on the basis of the lesser of (i) $1.925 per share and (ii) an amount equal to 80-85% of a price related to the market price for the common stock during the twenty trading day period preceding the conversion date as provided in the certificate designating the terms and conditions of the Preferred Shares. The Warrants carry an exercise price of $2.15 per share of Common Stock, expiring August 1, 2001.

    The net proceeds of $624,750, representing the aggregate purchase price less expenses and $1 par value, is included in Additional Paid-in Capital. The $624,750 includes a discount analogous to a dividend of $176,237 resulting from an allocation of proceeds to the beneficial conversion feature of the Preferred Shares. The beneficial conversion feature will be reflected through the periods of the earliest conversion as required by accounting standards as interpreted by the SEC.

    Preferred stockholders are entitled to a liquidation perference of $1,000 per share, plus accrued and unpaid dividends.

    A summary of the changes in Stockholders' equity for the nine months ended September 30, 1998 is as follows:

                      Series A 8%       Series B 5%
                      Cumulative        Cumulative
                      Convertible       Convertible                        Additional                     Total
                    Preferred Stock   Preferred Stock     Common Stock      Paid-In     Accumulated    Stockholders'
                    Shares   Amount   Shares   Amount    Shares   Amount    Capital       Deficit         Equity
                    ------   ------   ------   ------    ------   ------    -------       -------         ------
Balance, 12/31/97    1,919     $2                      2,981,769  $2,982   $5,266,163   $(1,939,124)     $3,330,023

Payment of in kind     153
  dividend

Sale of Series B                       750      $1                            624,750                       624,751
  Preferred Stock

Issuance of stock                                                              85,061                        85,061
  options to
  non-employees

Net (loss)                                                                               (1,210,049)     (1,210,049)
                     -----    ----     ----    ----    ---------  ------   ----------   -----------      ----------

Balance, 09/30/98    2,072     $2      750      $1     2,981,769  $2,982   $5,975,974   $(3,149,173      $2,829,786
                     =====    ====     ====    ====    =========  ======   ==========   ===========      ==========


5.  Subsequent Event:

    The Company has agreed to issue 360,000 shares of its common stock, subject to restrictions within the meaning of Rule 144 of the Securities Act of 1933, for the purchase of equipment which is currently located at the facilities of a foreign contractor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations

Three Months Ended September 30, 1998 and 1997
         Sales. Sales for the three months ended September 30, 1998 (the "1998 three-month period") increased by approximately $279,000 as compared to the three months ended September 30, 1997 (the "1997 three-month period") as a result of increased sales of its disposable medical devices, almost all of which were either produced in the Company's own production facility in the United States or in its Portuguese contract manufacturer. At this time, production of the Company's 1cc locking clip syringes is insufficient to meet current demand. Management believes that production of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design.

          Income on Supply and Licensing Agreements. Income on supply and licensing agreements decreased by $1,683,788 in the current period as compared to the 1997 three-month period as a result of the Company realizing during the 1997 three-month period, previously deferred income. There weren't any licensing agreements in the 1998 three-month period.

         Cost of Sales. Cost of sales for the 1998 three-month period increased by approximately $280,000 as compared to the 1997 three-month period, primarily due to increased sales.

         Marketing. Marketing expense for the 1998 three-month period decreased by approximately $46,000 as compared to the 1997 three-month period. This decrease is due primarily to lower expenditures associated with promoting the Company's safety locking syringes to target markets.

         Product Development. Product development expenses for the 1998 three-month period decreased by approximately $37,000 as compared to the 1997 three-month period. This decrease is due primarily to management's decision to utilize its resources primarily in the development of its own production facility rather than on product development itself.

         General and Administrative. General and administrative expenses for the 1998 three-month period increased by approximately $57,000 as compared to the 1997 three-month period. This increase is due primarily to increased legal fees for proposed debt financing, offset in part by lower salaries.

         Interest Income. Interest income for the 1998 three-month period decreased by approximately $32,000 as compared to the 1997 three-month period. This decrease is primarily due to lower cash balances available for investment due to the use of cash for operating activities and the purchase of fixed assets.

         Net Loss. The net loss for the 1998 three-month period increased by approximately $1,691,000 as compared to the 1997 three-month period. This increase is due principally to $1,684,000 of realized income on supply and licensing agreements in the 1997 three-month period as compared to none in the current three-month period.

Nine Months Ended September 30, 1998 and 1997.

         Sales. Sales for the nine months ended September 30, 1998 (the "1998 nine-month period") increased by approximately $1,039,000 as compared to the nine months ended September 30, 1997 (the "1997 nine-month period") as a result of increased sales of disposable medical devices, almost all of which were either produced in the Company's own production facility in the United States or in its Portuguese contract manufacturer. At this time, production capacity of the Company's 1cc locking clip syringes is insufficient to meet current demand. Management believes that production capacity of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design. Some of the revenues for the 1997 nine-month period were attributable to resales of lancets.

         Income on Supply and Licensing Agreements. Income on supply and licensing agreements decreased by $1,683,788 in the 1998 nine-month period as compared to the same period in 1997 as a result of the Company realizing during the 1997 nine-month period previously deferred income. There weren't any licensing agreements in the 1998 nine-month period.

         Cost of Sales. Cost of sales for the 1998 nine-month period increased by approximately $975,000 as compared to the 1997 nine-month period, principally due to increased sales.

         Marketing. Marketing expense for the 1998 nine-month period decreased by approximately $52,000 as compared to the 1997 nine-month period. This decrease is due primarily to lower expenditures associated with promoting the Company's safety locking syringes to target markets, offset by increased expenses incurred for marketing consultants.

         Product Development. Product development expenses for the 1998 nine-month period decreased by approximately $10,000 as compared to the 1997 nine-month period. This decrease is due principally to the costs incurred by the use of administrative help in the 1997 nine-month period.

         General and Administrative. General and administrative expenses for the 1998 nine-month period increased by approximately $80,000 as compared to the 1997 nine-month period. This increase is due primarily to increased professional fees and securities maintenance expenses as a result of the Company being publicly held throughout the entire current period, offset in part by lower salaries.

         Interest Expense. Interest expense for the 1998 nine-month period decreased by approximately $765,000 as compared to the 1997 nine-month period. This decrease is principally due to the amortization and write-off of deferred financing costs as a result of the repayment of the bridge notes, which resulted in non cash charges of approximately $783,000 during the 1997 nine-month period.

         Royalty Expense. Royalty expense for both nine-month periods were approximately the same.

         Net Loss. The net loss for the 1998 nine-month period increased by approximately $875,000 as compared to the 1997 nine-month period. This increase is due principally to $1,684,000 of realized income on supply and licensing agreements in the 1997 nine-month period, as compared to none for the current nine-month period offset in part by lower interest expense in the current year as a result of the write-off of deferred financing costs of approximately $783,000 in the 1997 nine-month period.

Liquidity and Capital Resources
         In the 1998 and 1997 nine-month periods, the Company used cash from operating activities, primarily due to net losses in each of these periods and the realization of previously deferred income in the 1997 period. For the 1998 nine-month period, increased inventory and accounts receivable, as a result of higher sales, were offset by increased accounts payable. For the 1997 nine-month period, increased inventory and decreased accounts payable and accrued expenses were significant uses of cash in addition to the net loss adjusted for non-cash charges.

         The Company's investing activities have consisted primarily of expenditures for production equipment at its contract manufacturer in Portugal and its production facility in Mineola, New York. As of September 30, 1998 the Company had outstanding purchase orders of approximately $100,000 to purchase production equipment in regular terms and has agreed to the purchase of equipment which is located at the facilities of a foreign contractor, by issuing 360,000 shares of its common stock, subject to restrictions within the meaning of Rule 144 of the Securities Act of 1933 (see Subsequent Event of the Notes to Financial Statements).

         In July, 1998 the Company received net proceeds of approximately $625,000 through the sale of 750 shares of its Series B 5% Convertible Preferred Stock. Management believes that its cash and accounts receivable balances will be sufficient to fund its anticipated level of operations. The Company is currently pursuing additional financing to provide additional working capital, which could involve dilution to existing stockholders.

         The Company has completed its assessment of the possible effects of the Year 2000 problem on the Company's operations and financial condition. Based on this assessment, the Year 2000 issue is not expected to have a material impact on the Company's current financial position, liquidity or results of operations and the Company does not anticipate incurring material costs in connection therewith.

         Except for the historical information herein, matters discussed in this report are forward-looking statements that involve risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission
(SEC) reports.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

                  (c) Recent Sales of Unregistered Securities.

                  On July 27, 1998, the Registrant issued and sold to The Shaar Fund Ltd., for an aggregate price of $750,000, 750 shares of the Registrant's Series B 5% Convertible Preferred Stock, and Warrants expiring in three years to purchase for $2.15 per share 112,500 shares of its Common Stock. The securities were issued without registration in reliance on the exemption afforded by
Section 4(2) under the Securities Act of 1933, as amended. The registrant paid commissions of $71,250 in connection with the transaction.

                  Conversion Rights. Each share of Series B Preferred Stock is convertible into the number of shares of Common Stock having the value of $1,000, on the basis of the lower of (i) $1.925 per share and (ii) a price equal to 80 to 85% of a price related to the market price for the Common Stock at the time of conversion, as provided in and subject to the terms and conditions of the Certificate of Designation defining the Series B Preferred Stock (the "conversion rate"), at the option of the holder thereof. The conversion rate is subject to adjustment in the event of a stock split, stock dividend, recapitalization, merger, consolidation or certain other events. If the Registrant's Common Stock is delisted from trading on NASDAQ for any reason, the remaining Series B Preferred Stock may be converted into Common Stock at a price related to 75% of the market price of the Common Stock at the time of conversion. The right of conversion with respect to the shares of the Series B Preferred Stock called for redemption will terminate at the close of business on the business day preceding the date fixed for redemption. Upon conversion, no payment or allowance will be made in respect of any accrued but unpaid dividends on the Series B Preferred Stock.

         Up to 33-1/2% of the Series B Preferred Stock may be converted up to 150 days after July 27, 1998; up to 66-2/3% of the Series B Preferred Stock may be converted up to 180 days after July 27, 1998; and all the Series B Preferred Stock may be converted after 180 days following July 27, 1998. All the Series B Preferred Stock must be converted no later than July 27, 2000.

         On September 28, 1998, in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, the Registrant agreed to issue 360,000 shares of its Common Stock to Syrinter, LTD., in exchange for the sale by Syrinter of certain equipment to the Registrant. No commissions were paid in connection with the transaction.
                              --------------------


Item 6.  Exhibits and reports on Form 8-K.

                  (a)      Exhibits.


         4.10         Certificate of Designation of Series B Preferred Stock.*

         4.11 Form of Warrant Agreement between the Registrant and Purchaser of the Series B Preferred Stock.*
         4.12 Registration Rights Agreement between Company and the Purchaser of the Series B Preferred Stock.*

                  (b)      Reports on Form 8-K.

                  None.
_____________
* Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) filed with the Securities and Exchange Commission on August 26, 1998.

                                   SIGNATURES


              In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNIVEC, INC.



Dated: November 14, 1998                   By: /s/ Joel Schoenfeld
                                               ---------------------------------
                                               Joel Schoenfeld
                                               Chairman of the Board and
                                               Chief Executive Officer


Date: November 14, 1998                    By: /s/  Martin Jacobson
                                               ---------------------------------
                                               Martin Jacobson
                                               Chief Financial Officer