Form 10KSB/A
period 1997-12-31
UNIVEC INC
filed 1998-12-08
CIK 1029825

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------
                                 FORM 10-KSB/A

                                Amendment No. 3

                             ---------------------

/ / Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the fiscal year ended December 31, 1997


/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934
    for the transition period from                to
                                 --------------   ---------------

Commission file number 0-22413

                                 UNIVEC, INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                          11-3163455
  -------------------------------                         ------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

                              ---------------------

                                  22 Dubon Court
                             Farmingdale, NY 11735
                                 (516) 777-2000
          (Address and telephone number of principal executive office)

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

                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
- -------------------------------------------------   ------------   -----------   -----------   -----------
June 30, 1997 (since April 24, 1997) ............   $ 10.125       $ 1.625       $ 7.688       $ 0.438
September 30, 1997 ..............................   $  4.438       $ 1.500       $ 1.750       $ 0.313
December 31, 1997 ...............................   $  2.500       $ 1.125       $ 0.813       $ 0.219
March 31, 1998 (through March 27, 1998) .........   $  1.875       $ 1.375       $ 0.625       $ 0.219

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

     (b) The Company commenced an initial public offering of its securities on April 24, 1997 (the "Effective Date"), whereby it received net proceeds of approximately $4,997,000 (the "Net Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Net Proceeds towards the purposes indicated:

Use of Net Proceeds through December 31, 1997
---------------------------------------------------------------------------
    Equipment ....................................................  $  787,031
    Marketing, promotion and public relations ....................     345,990
    Product development ..........................................     253,701
    Payment of bridge notes ......................................   1,000,000
    Management salaries ..........................................     208,000
    Working capital and general corporate purposes ...............   1,135,797
    Temporary investments in interest-bearing bank accounts ......   1,266,481
                                                                    ----------
     Net Proceeds ................................................  $4,997,000
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

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of the Company are as follows:

Name                 Age               Position
-----------------  -----     --------------------------------------
Joel Schoenfeld      53      Chairman of the Board; Chief Executive
                             Officer; and a Director
Alan H. Gold         51      President and a Director
Flora Schoenfeld     52      Treasurer and Secretary
John Frank           58      Director
Richard Lerner       53      Director
David Jay            68      Director

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

-------------
(1) Mr. Chabut's employment with the Company was terminated on May 15, 1998.

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

-------------
(1) Mr. Chabut's employment with the Company was terminated on May 15, 1998.


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

                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
------------------------------------------------  ----------------------------  -----------------------
Joel and Flora Schoenfeld(3) ..................              613,743(4)              20.58     %
Alan H. Gold, M.D.(3) .........................              343,333(4)(5)              11.48% (6)
Andrew Jay (7) ................................              200,560(8)                  6.51% (9)
John Frank(10) ................................              153,775(11)                 5.12% (12)
Richard Lerner(3) .............................               41,026                  1.38     %
David Jay (7) .................................                6,435(13)                    *
David Chabut(14) ..............................               20,513                        *
All directors and executive officers as a group
 (7 persons) ..................................            1,178,825(15)(16)            39.11% (17)

-------------
* Less than 1%
 (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of March 1, 1998, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, the information presented in the foregoing table does not include shares of Common Stock issuable upon (i) conversion of the Series A Preferred Stock (which may not be converted prior to April 24, 1999)or (ii) Time Accelerated Restricted Stock Options (which may not be exercised prior to the earliest of (x) April 24, 2006, (y) the attainment of certain financial performance criteria or (z) the occurrence of a "change in control," as defined).

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

Item 12. Certain Relationships and Related Transactions

     From its inception in August 1992, the Company's operations have been funded through advances from Joel Schoenfeld, Flora Schoenfeld and two companies affiliated with Mr. Schoenfeld (collectively, the "Schoenfeld Parties"), and certain other stockholders of the Company. As of December 30, 1996, the amount due to these stockholders and affiliates with respect to the repayment of these advances (including accrued interest) was as follows: the Schoenfeld Parties -- $1,160,877; Dr. Alan H. Gold -- $115,665; and John Frank - -- $118,390. The
Company issued its demand promissory notes evidencing its obligation to repay the foregoing advances, together with accrued interest on the outstanding principal amount thereof at 8% per annum. On December 30, 1996 and January 24, 1997, the Schoenfeld Parties and Dr. Alan H. Gold exchanged for cancellation their notes for an aggregate of 1,160 shares and 115 shares, respectively, of the Company's Series A Preferred Stock. On May 2, 1997, the Company issued 34,397 shares of Common Stock to Mr. Frank, a director of the Company, in exchange for the cancellation of $120,390 payable to him. In addition, as of December 31, 1996, the Company had accrued compensation payable to the Schoenfeld Parties in the amount of $644,391, including management fees of $382,191 for periods prior to June 30, 1994. Since June 30, 1994, the Company has recorded a salary expense for Mr. Schoenfeld in lieu of management fees due to affiliates of Mr. Schoenfeld. On March 12, 1997, the Company issued 644 shares of Series A Preferred Stock to Mr. Schoenfeld in exchange for the cancellation of the amount payable to him for unpaid compensation.

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

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits


  Exhibit                      Description
- ----------                     -----------
  3.1*      Restated Certificate of Incorporation of the Registrant.
  3.2*      By-laws of the Registrant, as amended.
  4.1*      Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC,
            Inc., a New York corporation.
  4.2*      Form of warrant between the Registrant and the underwriters of the
            Registrant's initial public offering.
  4.3*      Form of Warrant Agreement.
  4.4*      Specimen Common Stock Certificate.
  4.5*      Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.8*      Registration Rights Agreement.
 10.1*      O.E.M. Supply Agreement dated May 30, 1996, between the Registrant and Sherwood Medical Company ("Sherwood") (1).
 10.2*      Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
 10.3*      Equipment Lease dated May 30, 1996 between the Registrant and Sherwood.
 10.4*      Purchase Agreement dated as of June 27, 1996 between the Registrant and Paramount Financial
            Corporation.
 10.5*      Share Option Agreement dated June 5, 1995, between the Registrant and Leonard N. Tarr.
 10.6*      Amended 1996 Stock Option Plan of the Registrant.
 10.7*      Employment Agreement dated as of January 1, 1997 between the Registrant and Joel Schoenfeld.
 10.8*      Promissory notes of Dr. Alan H. Gold payable to Flora Schoenfeld.
 10.9       Letter of Intent with Portuguese manufacturer (1).
 21.1*      List of Subsidiaries.
 23.1       Consent of PricewaterhouseCoopers LLP
 27.1       Financial Data Schedule.


-------------
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

(1) Confidential treatment has been granted for certain portions of this document.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 1998

                                        UNIVEC, INC.



                                        By: s/ Joel Schoenfeld
                                           --------------------------------
                                           Joel Schoenfeld
                                           Chief Executive Officer
                                           (Principal Executive Officer)



     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant on December 7, 1998 in the capacities indicated.



          Signatures                         Title
          ----------                         -----
/s/ Joel Schoenfeld            Chairman of the Board, Chief Executive Officer and a Director
----------------------------    (Principal Executive Officer)
Joel Schoenfeld

/s/ Martin Jacobson            Chief Financial Officer (Principal Financial and Accounting
----------------------------    Officer)
Martin Jacobson


/s/ Alan H. Gold               President and a Director
----------------------------
Alan H. Gold, M.D.

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

     Income on Supply and Licensing Agreements

     During May 1996, the Company entered into a five-year supply agreement with a manufacturer and granted to the manufacturer an option to acquire a license to manufacture and sell the Company's product. The supply agreement required the manufacturer to supply up to 50,000,000 sets of syringe components per year and 100,000,000 non-aspirating plungers, and certain stockholders of the Company agreed to pay the manufacturer up to $1,000,000 in the event the Company did not make certain minimum purchases under the Supply Agreement. The option to license the Company's product granted the manufacturer the right to manufacture and sell the Company's product to certain segments of the market for a royalty of 5% of sales of the licensed product, provided the manufacturer was able to deliver, under the Supply Agreement, product which conformed to the Company's specifications.

     As compensation to the Company for entering into the Supply Agreement, granting the manufacturer the option to license the Company's technology and leasing to the manufacturer certain equipment of nominal value, the manufacturer agreed to make monthly lease payments to the Company over a three year period aggregating approximately $1,946,000 and provided to the Company a performance bond from an insurance company guaranteeing the manufacturer's payments. In July 1996, the Company assigned to an unrelated party its right to receive the last 34 payments under the lease arrangement with the manufacturer and its rights under the performance bond, without recourse, for approximately $1.6 million. The Company has no future obligations related to the assignment of the lease receivable and the performance bond.

     In 1996, the Company deferred the $1.6 million cash received and determined to recognize the deferred amount as income based on future sales of the Company's product delivered under the Supply Agreement.

     During 1997, the manufacturer informed the Company that it was unable to deliver product under the Supply Agreement to the Company's specifications. The Company's stockholders were thereby released from liability for the payments guaranteed to the manufacturer. The Company had no further obligation to make any purchases pursuant to the Supply Agreement or to license its technology to the manufacturer and the Company recognized as income the amounts previously deferred.

                           Univec, Inc. and Subsidiary

1. Significant Accounting Policies:  -- (Continued)


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
                                      ---------
                                      $ 719,516
                                      =========

4. Fixed Assets:

     Fixed assets consist of the following:

                                                     Estimated
                                                    useful lives
                                                      in years
                                                    ------------
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

                                      F-15