Form 10KSB/A
period 1997-12-31
UNIVEC INC
filed 1998-12-11
CIK 1029825

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------
                                 FORM 10-KSB/A


                                Amendment No. 4


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


Dated: December 10, 1998


                                        UNIVEC, INC.



                                        By: s/ Joel Schoenfeld
                                           --------------------------------
                                           Joel Schoenfeld
                                           Chief Executive Officer
                                           (Principal Executive Officer)




     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant on December 10, 1998 in the capacities indicated.




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