Form 10KSB
period 1998-12-31
UNIVEC INC
filed 1999-05-20
CIK 1029825

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------
                                 FORM 10-KSB
                             ---------------------

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the fiscal year ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____________ to _____________


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

                              ---------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the issuer's most recent fiscal year were $1,846,949.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 31, 1999 was $1,966,704.

                            ---------------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 31, 1999, the issuer had 3,584,209 shares of common stock,
                         $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

     The Company's initial marketing efforts have been directed primarily to international relief agencies, including the International Red Cross, UNICEF and the World Health Organization ("WHO"), as well as to public hospitals and health facilities in the United States. Pursuant to programs of international relief agencies, the Company has shipped its lcc locking clip syringe to over 53 countries. The Company also intends to market its locking clip syringes to (i) governments of developing countries, (ii) private hospitals and health facilities in the United States, and (iii) distributors in the United States. The Company also plans to license its patents and proprietary manufacturing processes relating to its 1cc locking clip and other syringe designs. To stimulate demand for its safety syringes, the Company plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.


Problems Associated With Traditional Disposable Syringes

     In developing countries, accidental or deliberate reuse of disposable syringes poses a serious risk of transmitting HIV-AIDS, hepatitis and other blood-borne pathogens. At a conference in September 1997, UNICEF and WHO stated jointly that "the consequences of reuse are striking. Current estimates put the number of Hepatitis B cases provoked by four reuses of a syringe at up to 3,740 cases per 100,000 fully immunized children and the number of HIV infections at
81. When these risks are computed against current evidence of the reuse of syringes, the total global morbidity due annually (to reuse) stands at around 10 million cases of Hepatitis B, 1.8 million cases of Hepatitis C, and 750,000 cases of HIV."

     Relief agencies, including UNICEF and WHO, administered almost a billion immunizations to women and children through immunization programs in developing countries in 1998 and anticipate administering 3.5 billion immunizations by 2005. WHO reported that surveys carried out in four of its six regions indicated that up to a third of immunization injections were unsterile. But immunization injections account for less than 10% of injections administered within the health sector. The United Nations estimates that more than half of all non-immunization injections in developing countries are unsafe. According to an article in the New York Times on July 7, 1996, an estimated 21.8 million adults and children worldwide are infected with HIV, 90% of whom live in developing countries.

     Intravenous drug users, who share syringes or use syringes discarded by hospitals, medical clinics and laboratories, doctors or diabetic patients, are extremely susceptible to HIV, hepatitis and other blood-borne pathogens. An article in the May 1996 American Journal of Public Health for Disease Control written by an epidemiologist for the Center for Disease Control and Prevention (the "CDC") estimates that nearly half of all new HIV infections are occurring in intravenous drug users ("IDUs'"). In the United States, up to 30% of pregnant mothers infected with HIV transmit the virus to their babies, according to the CDC. Based on a study of children with HIV, who received care at Children's Hospital of Wisconsin, researchers estimated that the mean total lifetime costs of caring for a child with HIV was over $418,000. In Russia, where HIV-AIDS is nearly an epidemic because of intravenous drug use, Health Ministry figures suggest that it will cost at least $5 billion a year to treat Russia's AIDS patients in the year 2000 or 50% of Russia's projected budget for healthcare in that year.

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

     Extendible Barrel Sleeves, which enclose the barrel of the syringe in a second cylinder which the operator extends before and after use to cover the tip of the needle. The extendible barrel sleeves often locks in their extended position after use. In virtually all designs, the operator of the syringe must manually extend the barrel sleeve after use. The sleeve does not prevent multiple use of the syringe before the operator encloses the barrel. However, extendible barrel sleeves are more cost-effective than the other alternatives and can be combined with a device that makes the syringe difficult to reuse. Becton Dickinson and Company ("Becton-Dickinson") and Sherwood Davis & Geck ("Sherwood") distribute traditional (1cc and 3cc) syringes with extendible barrel sleeves at a wholesale price of $0.18 to $0.21. The Company is developing an extendible barrel sleeve for its 1cc locking clip syringe, as well as for a 3cc locking syringe.

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

Bader

     The Bader DestroJect syringe is a non-aspirating syringe developed for use with WHO's and UNICEF's Expanded Program on Immunization ("EPI") manufactured since 1992 by Bader. The DestroJect syringe, available in a 1.5 cc size, delivers a .5cc dose, which is the dosage for many immunizations. To deliver a dosage other than .5cc, the Company believes that Bader would have to modify components of the DestroJect syringe.

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

     The Company is developing a 3cc, aspirating and non-aspirating syringe, for sale to hospitals, health clinics, and relief agencies in 1999. In general, hospitals and health clinics use more 3cc syringes than 1cc syringes. Hospitals and clinics will have the choice of a syringe barrel with or without an extendible barrel sleeve.

     In March 1998, UNIVEC licensed rights to a United States patent for a pre-filled or unit-dose syringe which is similar in function to the Becton-Dickson UNIJECT syringe. The Company believes that its licensed design for a pre-filled syringe will compete successfully with the Becton-Dickinson UNIJECT design once it is developed.

Sales, Marketing and Distribution

     The Company's initial marketing efforts have been directed primarily to international relief agencies, including the International Red Cross, UNICEF and WHO, as well as to public hospitals and health facilities in the Northeastern United States. Pursuant to programs of international relief agencies, the Company has shipped its lcc locking clip syringe to over 53 countries. The Company also intends to market its locking clip syringes to (i) governments of developing countries, (ii) private hospitals and health facilities in the Northeastern United States, and (iii) distributors in the United States. The Company also plans to license its patents and proprietary manufacturing processes relating to its 1cc locking clip and other syringe designs. To stimulate demand for its safety syringes, the Company plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

Production

     The Company's lcc locking syringes are being assembled by a contract manufacturer in Portugal. The Portuguese manufacturer also molds the Company's proprietary plungers for its domestic assembly facility. The Company owns stamping, assembly, and molding equipment at the Portuguese manufacturer. The Company is the sole customer of the Portuguese manufacturer.

     The Company also produces 1cc locking clip syringes at its Farmingdale, New York production facility.

     The Company's syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by the Company. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Sherwood, and other syringe manufacturers. A variety of domestic and foreign manufacturers supply the components for the Company's lcc locking clip syringe. The Company has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow barreled difficult to reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for most of the syringes sold by the Company have been manufactured by the Portuguese contract manufacturer. However, the Company is pursuing alternate sources of supply for certain components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on the Company's business.

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

Patents and Proprietary Rights

     In 1995, the Company was granted a United States patent for a locking clip device not biased against the plunger. The patent is broad enough to include several applications of the design covering the first series of products to be marketed by the Company. The Company was granted a United States patent for a plunger design which, in conjunction with its patented locking clip, results in a narrow barrel difficult to reuse syringe that allows for aspiration during use.

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

     The Company has registered trademarks UNIVEC(R), and Rx Ultra(R),Rx Plus, The Univec Crest, and the symbol representing no second use, (i.e., the number 2 crossed out inside of a circle), with the United States Patent and Trademark Office.

     The Company was granted a U.S. patent for a hypodermic syringe having a retractable needle. The syringe has a retractable needle head which is provided to slide along longitudinal grooves in the barrel.

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

     Medical devices are subject to strict federal regulations regarding the quality of manufacturing ("Good Manufacturing Practices" or "GMP"). GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA conducts periodic audits and surveillance of the manufacturing, sterilizing and packaging facilities of medical device manufacturers to determine compliance with GMP requirements. These procedures may include a product recall of a product or a "cease distribution" order which would require the manufacturer to direct its distributors and sales agents to stop selling products, as well as other enforcement sanctions. The Company's manufacturing facilities have not been certified as satisfying GMP requirements. The Company's facilities will be subject to extensive audits in the future, pursuant to standard FDA procedure. No assurance can be given that when the Company is audited that it will be found to be in compliance with GMP requirements, or that if it is not found in compliance, what penalties, enforcement procedures or compliance effort will be levied on or required of the Company. To date, the Company has not been audited by the FDA. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company, and the failure to meet standards for safety and effectiveness could require the Company to discontinue marketing and/or manufacturing its product in the United States.

     The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company's products are required to satisfy international manufacturing standards for sale in certain foreign countries. The Company's Portuguese contract manufacturer received final ISO 9002 Certification in March 1999 approval.

     Obtaining the ISO 9002 facilitates sales to certain export accounts, particularly in Europe. Currently, sales to international relief agencies, the Company's primary market, are not affected by ISO certification or other foreign regulations other than those regulations which have been imposed by the international relief agencies, with which the Company has been in compliance.

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

     For the years ended December 31, 1998 and 1997, the Company expended approximately $956,000 and $327,000, respectively, on product development expenses.

Employees

     As of March 1, 1999, the Company employed 16 persons, including one in sales and marketing, one in research and development, two in financial administration, and twelve in production. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Description of Property.

     The Company occupies a manufacturing facility, administrative, and executive office in Farmingdale, New York (comprised of approximately 10,000 square feet of space) pursuant to a lease that expires in September 2003. Rental expense for the space is $68,900 per annum plus certain common charges and real estate tax escalations, subject to an increase of 3% per annum in each subsequent year.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Univec, Inc. was held on December 30, 1998, to consider and vote upon (i) a proposal to elect Joel Schoenfeld, Alan H. Gold, M.D., John Frank, Richard Lerner, and David Jay as directors, (ii) a proposal to approve the adoption of the Company's 1998 Stock Option Plan, (iii) a proposal to approve the issuance of shares of Common Stock of the Company upon conversion of Series B 5% Convertible Preferred Stock in excess of 596,055 shares in lieu of cash payments, but not more than the amount of Common Stock provided for in the Certificate of Designation defining the Series B Convertible Preferred Stock and (iv) to ratify the appointment of Richard A. Eisner & Co., LLP, as the Company's auditors. The number of votes cast for and against each of the foregoing proposals, the number of abstentions and the number of broker non-votes where applicable are set forth below.

(i)   Proposals to Elect Directors:
                                      For              Withhold Authority
         Joel Schoenfeld           2,355,293                  8,795
         Alan H. Gold, M.D.        2,355,293                  8,795
         John Frank                2,355,293                  8,795
         Richard Lerner            2,355,293                  8,795
         David Jay                 2,355,293                  8,795

(ii) Proposal to Approve the Adoption of the Company's 1998 Stock Option Plan:

           For            Against            Abstain            Broker Non-votes
         879,736           25,127             2,800                 1,456,425

(iii) Proposal to Approve the Issurance of Shares of Common Stock Upon Conversion of Series B 5% Convertible Preferred Stock:

           For            Against            Abstain            Broker Non-votes
         883,295           19,517              4,851                1,456,425

(iv) Proposal to Ratify the Selection of Richard A. Eisner & Company, LLP as the Company's Auditors.

           For            Against            Abstain
        2,355,037          6,700              2,351

Broker Non-votes represent shares for which brokers are prohibited from exercising discretionary authority on behalf of beneficial owners who have not provided voting instructions. Broker Non-votes are not included in the vote totals, but are counted for determining the presence of a quorum.

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

                                                           Common Stock              Warrants
                                                             ("UNVC")                ("UNVCW")
                                                    ----------------------      -------------------
Quarter Ended                                         High           Low         High         Low
-------------------------------------------------    --------      -------      ------       ------
June 30, 1997 (since April 24, 1997) ............    $10.125       $1.625       $7.688       $0.438
September 30, 1997 ..............................    $ 4.438       $1.500       $1.750       $0.313
December 31, 1997 ...............................    $ 2.500       $1.125       $0.813       $0.219
March 31, 1998 ..................................    $ 1.875       $1.375       $0.625       $0.250
June 30, 1998 ...................................    $ 2.625       $1.625       $1.125       $0.313
September 30, 1998 ..............................    $ 2.188       $1.250       $1.250       $0.500
December 31, 1998 ...............................    $ 1.875       $1.250       $1.063       $0.500
March 31, 1999 (through March 31, 1999) .........    $ 1.312       $0.687       $0.875       $0.375


     (2) As of March 31, 1999, there were 77 holders of record of the Common Stock. The Company believes that there were over 800 beneficial owners of the Common Stock as of that date.

     (3) From October 1, 1998 through December 31, 1998, the Company sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Company, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.


     1. In September, 1998, the Company issued and sold 360,000 shares of Common Stock to Syrinter, Ldt. In exchange for the sale by Syrinter of certain equipment to the Registrant. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.

     2. In September, 1998, the Company granted 139,419 options to Fernandez, Burstein & Tuczinski, P.C., a consultant to the Company, expiring September 15, 2001 to purchase 60,715 share of Common Stock at $2.00 per share, and 78,704 shares of Common Stock at $3.00 per share in exchange for services valued at $85,000.

     3. In October 1998, in consideration for the surrender for cancellation of performance stock options to purchase 2,130,000 shares of Common Stock previously granted to Mr. Joel Schoenfeld (Chief Executive Officer), and 200,000 shares previously granted to Ms. Flora Schoenfeld (Secretary/Treasurer), the Company has granted to them options to purchase 2,130,000 shares of Common Stock and 200,000 shares of Common Stock, respectively, at an exercise price of $1.75 per share, exercisable at any time on or before March 28, 2003.

     4. In November, 1998, the Company issued 16,667 shares of Common Stock to Dr. Sol Levinson, a consultant to the Company, in consideration of services rendered valued at $21,875. The issuance of these securities are exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

     5. In November , 1998, the Registrant granted options to purchase an aggregate of 54,000 shares of Common Stock as follows: Joel Schoenfeld (Chief Executive Officer) 15,000 shares; Alan Gold (Director) 15,000 shares; Andrew Jay (Consultant) 8,000 shares; John Frank (Director) 6,000 shares; Richard Lerner (Director) 5,000 shares; and David Jay (Director) 5,000 shares. These options are exercisable at $1.50 per share, expiring November 19, 2003. The issuance of these securities are exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

     6. In December, 1998, the Company issued to Mr. Richard Mintz, a consultant of the Company, 50,000 shares of Common Stock in consideration for modifications made to equipment valued at $75,000. The issuance of these securities are exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

     7. In December, 1998, the Company issued 10,000 share of Common Stock to Mr. John Foti, a consultant to the Company, in consideration of services rendered valued at $13,625. The issuance of these securities are exempt from registration under Sections 4(2) and 4(6) of the Securities Act.

     8. In December, 1998, the Company issued 5,000 shares of common Stock as follows: 1,000 shares to Marla Manowitz (Employee); 1,000 shares to Martin Jacobson (Chief Financial Officer); 1,000 shares to Randy Cohen (Employee); 500 shares each to Jose Pena and Franklyn Drummond (Employees), and 1,000 shares to Dr. Sol Levinson as a bonus for consulting services. The issuance of these securities are exempt from registration as a transaction not including a sale.

     (b) The Company commenced an initial public offering of its securities on April 24, 1997 (the "Effective Date"), whereby it received net proceeds of approximately $4,997,000 (the "Net Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Net Proceeds towards the purposes indicated:


  Use of Net Proceeds through December 31, 1998
  -----------------------------------------------------------------
  Equipment .......................................................   $1,222,681
  Marketing, promotion and public relations .......................      452,641
  Product development .............................................      371,142
  Payment of bridge notes .........................................    1,000,000
  Management salaries .............................................      299,000
  Working capital and general corporate purposes ..................    1,651,536
                                                                      ----------
   Net Proceeds ...................................................   $4,997,000
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

Results of Operations

Years Ended December 31, 1998 and 1997

     Product Sales. Product sales for the year ended December 31, 1998 increased by approximately $1,102,000 as compared to the year ended December 31, 1997 as a result of its increased sales of its disposable medical devices, almost all of which were either produced in the Company's own production facility in the United States or in its Portuguese contract manufacturer. From January to June 1997, the Company obtained and sold an inventory of difficult to reuse syringes of an alternative design. From July to December 1997, production of the Company's patented 1cc locking clip syringe was insufficient to meet demand. Management believes that production of the Company's 1cc locking clip syringe will continue to increase and will be able to meet a growing demand for the Company's locking clip design.

     Income on Supply and Licensing Agreements. Income on supply and licensing agreements decreased by $1,683,788 during the year ended December,1998. During 1997, Univec recognized all deferred income related to the Sherwood Supply Agreement whereby Sherwood Medical acknowledged that it was unable to produce plungers that met the Company's tolerances and ,therefore, returned the plunger mold. For tax reporting, the Company recognized the deferred income from the Sherwood Supply Agreement on its 1996 S Corporation return. There were no revenues from licensing agreements in the 1998 year.

     Cost of Product Sales. Cost of product sales for 1998 increased by approximately $681,000 as compared to 1997. The cost of product sales for 1998 includes primarily the purchase of the Company's proprietary 1cc locking clip syringe from its Portuguese contract manufacturer and also includes cost of sales from its Long Island, New York production facility. The cost of sales for 1997 includes primarily the purchase of difficult to reuse syringes of an alternative design which the Company purchased at a discount. As product sales in the future increase, it is anticipated that the gross profit percentage will also increase.

     Marketing. Marketing expense for the fiscal year 1998 increased by approximately $189,000 as compared to 1997. This increase is due primarily to higher expenditures associated with promoting the Company's locking syringes to target markets and by increased expenses incurred for marketing consultants.

     Product Development. Product development expenses for the 1998 year increased by approximately $629,000 as compared to 1997 year. This increase is due primarily to management's decision to utilize its resources primarily in the development of its own production facility in its New York location, which is also used to market its licensing, rather than on specific product development.

     General and Administrative. General and administrative expenses for fiscal 1998 decreased by approximately $596,000 as compared to 1997. This is due primarily to increases in depreciation and amortization, securities maintenance expenses and insurance expense, offset in part by a decrease in professional fees and officer payroll.

     Interest Expense, Net. Net interest expense for 1998 decreased by approximately $759,000 as compared to 1997. This decrease is the result of the repayment of promissory notes issued in connection with a bridge financing completed during 1997.

     Net Loss. The net loss for 1998 increased by approximately $725,000 as compared to 1997. This increase is due substantially to $1,684,000 of income recognized from the Sherwood Supply Agreement in the 1997 as compared to none for 1998. Without consideration of this income, the 1998 net loss would have reflected a decrease of $959,000 over 1997, primarily due to the decreases in expenses, offset by the decrease in gross profit.

Liquidity and Capital Resources

     In 1998, the cash used in operating activities decreased to approximately $1,126,000 from $2,377,000 in 1997, primarily for increases in accounts payable and accrued expenses, offset by an increase in accounts receivable and inventory.

     The Company's investing activities have consisted primarily of expenditures for production equipment at its contract manufacturer in Portugal and its production facility in Long Island, New York. In 1998, the Company also purchased equipment located at the facilities of it's foreign contractor by issuing 360,000 shares of its Common Stock, subject to restrictions under Rule 144 of the Securities Act of 1933.

     The Company's financing activities provided approximately $614,000 in 1998, from the sale of 750 shares of its Series B 5% Convertible Preferred Stock, as compared to approximately $4,085,000 in 1997, resulting primarily from the initial public offering. The Company is currently pursuing additional debt and equity financing to provide additional working capital, which could involve dilution to existing stockholders. The Company also anticipates a decrease in the use of cash in operations in 1999 from increased sales.

     The Company had available cash of approximately $1,209,000, and no accounts receivable at the end of 1997. At the end of 1998, the Company had available cash and accounts receivable of approximately $131,000 and $143,000, respectively. Also inventory increased in 1998 from 1998 by approximately $370,000. In addition, current liabilities increased from approximately $343,000 to $1,200,000. The aggregate results were a decrease in working capital from approximately $1,730,000 to $191,000. However, there can be no assurance as to when, if ever, the Company will be able to obtain additional financing. Early in the first quarter of 1999, the Company entered into a contract with one of it's customer, a United Nations agency, for the contract sale of approximately 35,000,000 syringes during the year ending 1999. Management believes that with the execution of this contract, its cash and accounts receivable will be sufficient to fund its anticipated level of operations.

     The Company has instituted litigation against Sherwood for failure to provide components for the manufacture of the Company's 1cc syringes. In 1997, Sherwood provided components for the manufacture of the Company's 1cc syringes. During 1998 the Company was successful in obtaining adequate supplies of components at acceptable prices and terms from other manufacturers and no is dependant on Sherwood products.

     The Company has been advised that all of its software has been designed and developed for the year 2000 issue ("Year 2000 Issue"). In addition, the Company believes that its customers' and suppliers' software is "Year 2000" compliant. However, there can be no assurance that the Company and its suppliers and customers are Year 2000 compliant. It is not possible at present to quantify the risk, if any, to the Company if either the Company or its customers and/or suppliers will not be Year 2000 compliant.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure. A change in Registrant's Certified Accountant was properly recorded two times to properly reflect two changes in the Company's independent auditors pursuant to Item 304(a)(3) of Regulation S-K under the Securities Act of 1933. Most recently Form 8-K dated March 22, 1999 was signed and properly filed with the SEC to reflect the change in independent auditors.

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of the Company are as follows:


Name                  Age     Position
----                  ---     --------
Joel Schoenfeld       54      Chief Executive Officer and a Director
Alan H. Gold          52      Chairman of the Board of Directors
                               President and a Director
Flora Schoenfeld      53      Treasurer and Secretary
John Frank            59      Director
Marla Manowitz        46      Chief Financial Officer and a Director
Richard Mintz         54      Director
David Jay             69      Director


     Joel Schoenfeld, the founder of the Company, has been Chief Executive Officer of the Company since its inception in August 1992 and also served as Chairman of the Board of Directors until Dr. Alan Gold's election to the position on March 18, 1999. Mr. Schoenfeld was the founder and President of J&B Schoenfeld, a global trading company whose main focus was on the import, export and processing of pelts and hides, specializing in trade with the USSR and Europe.

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

     Mr. Schoenfeld has been a commercial attache and a consultant to a number of foreign and multinational governments. Currently, Mr. Schoenfeld was an advisor to United Nations Development Programs ("UNDP"). Previously, he served as:

   o Senior Advisor to the Costa Rican Ambassador to the United Nations

   o Senior Advisor and Coordinator, Chief of Staff to the Chairman of the Committee of States Parties to the International Covenant on Civil and Political Rights to the United Nations

   o Senior Economic and Trade Advisor to the United Nations Commission on Transnational Corporations

     Mr. Schoenfeld is the husband of Flora Schoenfeld. Mr. Schoenfeld was named in March, 1999 in a Federal Grand Jury Indictment alleging misrepresentation with four other persons in a commercial transaction in 1991. Following the indictment, Mr. Schoenfeld continues as Chief Executive Officer and a Director of the Company.

     Alan H. Gold, M.D., has been President of the Company since July 1996, Chairman of the Board of Directors since March 18, 1999 and a Director of the Company since inception in August 1992. Dr. Gold has been a plastic surgeon since 1972, and is president of the Long Island Plastic Surgical Group. He is a vice president and board member of Day-Op Center of Long Island, a privately-owned surgery center in New York. Dr. Gold is a medical advisor to the UNDP.

     Marla Manowitz, an independent certified public accountant, was appointed Chief Financial Officer of the Company on March 18, 1999, a director on April 30, 1999 and served as head of the Company's internal accounting department since March, 1998. Prior thereto for more than the past five years she was principally engaged as an accountant in her own private practice.

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

     Richard Mintz was elected a director of the Company to fill a vacancy on March 18, 1999. Mr. Mintz is also President of Peristaltic Technologies, Inc., a manufacturer of medical infusion pumps and plastic disposable catheters, and Vice President and General Manager of A.K. Allen & Co., Inc./Allen Avionics, Inc., a manufacturer of electronic components and fluid power products, positions he has held for more than the past five years.

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

Meetings of the Board of Directors and Information Regarding Committees

     The Board of Directors has one standing committee, an Audit committee, The Audit Committee is composed of Dr. Gold, Mr. Jay and Mr. Frank. The duties of the Audit committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of the company, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit committee held two meetings in 1998.

     The Board of Directors held nine meetings in 1998, which include special telephonic meetings as well as Unanimous Written Consent. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 1998, except that the Company's former CFO, Martin Jacobson, was late filing its initial statement of beneficial ownership on Form 3. However, Mr. Jacobson was not late in filing reportable transactions.

Item 10. Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended December 31, 1998 exceeded $100,000.

                                                      Annual Compensation           Long-Term Compensation
                                             ------------------------------------   -----------------------
                                                                    Other Annual          Securities
Name and Principal Position      Year          Salary               Compensation      Underlying Options
---------------------------      ----        -----------           --------------   -----------------------
Joel Schoenfeld, Chief           1998        $228,142(1)              --                 2,145,000(2)
Executive Officer                1997        $226,189(1)              --                        --



-------------
(1) The Company accrues compensation expense for Joel Schoenfeld at a rate of $192,000 per annum, plus benefits, which include a car allowance (approximately $9,200 in 1998 and $9,800 in 1997) and life/disability/health and car insurance (approximately $27,000 in 1998 and $24,000 in 1997).

(2) Represents the following stock options; (a) options expiring March 28, to purchase 2,130,000 shares at an exercise price of $1.75 per share and (b) options expiring November 13, 2003 to purchase 15,000 shares at an exercise price of $1.50 per share. "Management - Stock Option Plan."

Employment Agreement

     Joel Schoenfeld serves as Chief Executive Officer of the Company pursuant to an employment agreement which expires on March 28, 2003. The agreement provides Mr. Schoenfeld with a salary of $192,000 per annum and life, disability and health insurance benefits. The Company also has agreed to reimburse Mr. Schoenfeld for automobile lease payments under his existing vehicle lease, or alternatively, to provide him with an automobile allowance of $10,800 per annum, and at the expiration of the vehicle lease, to pay him the fair market value of the vehicle if he elects to exercise the option to purchase the vehicle pursuant to the lease. The agreement contains a non-competition covenant that prohibits him, directly or indirectly, from engaging in a competitive business (as defined) for a period of twelve months following the termination of his employment. The foregoing restriction does not apply if the Company does not offer to extend or renew his employment following the expiration of his employment agreement on terms not less favorable to him than those set forth in his employment agreement.


Stock Options

     The following table contains information concerning the grant of stock options to Joel Schoenfeld ( the "Named Executive Officer") during the fiscal year ended December 31, 1998.

                      Number of Shares      Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price       Expiration
Name                       Granted                Fiscal Year              Per Share            Date
----                 ------------------     -------------------------   --------------       ----------
Joel Schoenfeld          2,130,000(1)                91%                    $1.75          March 28, 2003
                            15,000                   33%                    $1.50          Nov. 19, 2003


------------
(1) 2,130,000 performance based stock options with an exercise price of $3.50 per share expiring April 11, 2007 granted to Joel Schoenfeld in Fiscal 1997 were surrendered and replaced with stock options to purchase 2,130,000 shares of Common Stock at a price of $1.75 per share, exercisable at any time on or before March 28, 2003. In connection with the surrender Mr. Schoenfeld entered into a new employment agreement with the Company expiring March 28, 2003, replacing the former employment agreement which had a stated expiration date of March 28, 2000.

     The following table summarizes for each of the Named Executive Officer the total number of unexercised options, if any, held at December 31, 1998, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 1998. The value of the unexercised, in-the-money options at December 31, 1998, is the difference between their exercise or base price $1.50 to $1.75, and the fair market value of the underlying Common Stock on December 31, 1998. The closing bid price of the Common Stock on December 31, 1998 was $1.313.

                AGGREGATED OPTION EXERCISES -- JANUARY 1, 1998 --
              DECEMBER 31, 1998 AND DECEMBER 31, 1998 OPTION VALUES


                                                                                         Value of Unexercised
                       Shares Acquired Upon            Number of Securities                  In-The-Money
                        Exercise of Options           Underlying Unexercised                  Options at
                        During Fiscal 1998         Options at December 31, 1998           December 31, 1998
                    ---------------------------   -------------------------------   ------------------------------
Name                 Number      Value Realized    Exercisable     Unexercisable     Exercisable    Unexercisable
----                --------     --------------   -------------   ---------------   -------------  ---------------
Joel Schoenfeld      None            None           2,145,000           None            None            None





Stock Option Plan

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of March 31, 1999 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.


                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
Name                                                     Ownership(1)                  Owned (2)
-----------------------------------------------      --------------------        --------------------
Joel and Flora Schoenfeld(3) ..................         3,396,087(4)(5)               53.35% (6)
Alan H. Gold, M.D.(3) .........................           885,888(4)(7)               19.82% (8)
Andrew Jay (9) ................................           208,560(10)                  5.65% (11)
John Frank(12) ................................           575,775(13)                 14.29% (14)
David Jay (9) .................................            11,435(15)(16)                 *
Marla Manowitz(17)                                         10,600                         *
Richard Mintz(18)                                          68,000                         *
All directors and executive officers as a group
 (7 persons) ..................................         4,947,785(19)(20)             67.15% (21)



------------
* Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of March 31, 1999, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, the information presented in the foregoing table does not include shares of Common Stock issuable upon exercise of Time Accelerated Restricted Stock Options (which may not be exercised prior to the earliest of (x) April 24, 2006, (y) the attainment of certain financial performance criteria or (z) the occurrence of a "change in control," as defined).

(2) Except as otherwise stated, calculated on the basis of 3,584,209 shares of Common Stock issued and outstanding on March 31, 1999.

(3)  Address is c/o the Company, 22 Dubon Court, Farmingdale, New York 11735.

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

(5) Includes 2,345,000 shares upon exercise of presently exercisable options, 432,884 shares issuable upon conversion of Series A Preferred Stock, and 4,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants

(6) Calculated on the basis of 6,366,093 shares of Common Stock issued and outstanding.

(7) Includes 525,000 shares upon exercise of presently exercisable options and 27,555 shares issuable upon conversion of Series A Preferred Stock.

(8) Calculated on the basis of 4,470,097 shares of Common Stock issued and outstanding.

(9) Address for Andrew Jay is c/o David Jay, 58 Ruby Lane, Plainview, New York 11803. Andrew Jay is the son of David Jay and David Jay is the father of Andrew Jay.

(10) Includes 108,000 shares issuable upon exercise of presently exercisable options. Does not include shares owned by David Jay, as to which Andrew Jay disclaims beneficial ownership.

(11) Calculated on the basis of 3,692,209 shares of Common Stock issued and outstanding.

(12) Address is c/o The Hartford Steam Boiler Insurance & Inspection Co., P.O. Box 5204, One State Street, Hartford, Connecticut 06102-5024.

(13) Includes 278,236 shares issuable upon exercise of options, and 166,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants.

(14) Calculated on the basis of 4,028,445 shares of Common Stock issued and outstanding.

(15) Does not include shares owned by his son, Andrew Jay, as to which David Jay disclaims beneficial ownership.

(16) Includes 5,000 shares issuable upon exercise of presently exercisable options.

(17) Address is c/o the Company, 22 Dubon Court, Farmingdale, NY 11735.

(18) Address is c/o Sonic Industries, Inc., 225 Henrietta Avenue, Oceanside, New York 11572.

(19) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(20) Includes 3,783,675 shares issuable upon exercise of presently exercisable options. See footnotes (5)(7)(13) and (16).

(21) Calculated on the basis of 7,367,884 shares of Common Stock issued and outstanding.

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

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits

  Exhibit                      Description
- ----------                     -----------
  3.1*      Restated Certificate of Incorporation of the Registrant.
  3.2*      By-laws of the Registrant, as amended.
  4.1*      Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC,
            Inc., a New York corporation.
  4.2*      Form of warrant between the Registrant and the underwriters of the Registrant's initial public offering.
  4.3*      Form of Warrant Agreement.
  4.4*      Specimen Common Stock Certificate.
  4.5*      Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.6*      Registration Rights Agreement.
  4.7**     Certificate of Designation of Series B Preferred Stock.
  4.8**     Form of Warrant Agreement between Company and Selling Securityholder.
  4.9**     Registration Rights Agreement between Company and Selling Securityholder.
 10.1*      O.E.M. Supply Agreement dated May 30, 1996, between the Registrant and Sherwood Medical
            Company ("Sherwood") (1).
 10.2*      Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
 10.3*      Equipment Lease dated May 30, 1996 between the Registrant and Sherwood.
 10.4*      Purchase Agreement dated as of June 27, 1996 between the Registrant and Paramount Financial
            Corporation.
 10.5*      Share Option Agreement dated June 5, 1995, between the Registrant and Leonard N. Tarr.
 10.6*      Amended 1996 Stock Option Plan of the Registrant.
 10.7       Employment Agreement dated as of January 1, 1997 between the Registrant and Joel Schoenfeld.
 10.8*      Promissory notes of Dr. Alan H. Gold payable to Flora Schoenfeld.
 10.9***    Letter of Intent with Portuguese manufacturer
 10.10      1998 Stock Option Plan of the Registrant
 21.1*      List of Subsidiaries.
 23.1       Consent of Most Horowtiz & Company, LLP
 27.1       Financial Data Schedule.


------------
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

** Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective December 11, 1998.

*** Incorporated by reference from Amendment No. 4 to the Registrant's Annual
    Report on Form 10-KSB for the year ended December 31, 1997 (File No.
    0-22413)



     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 1999


                                                UNIVEC, INC.



                                                By: s/ Joel Schoenfeld
                                                    ----------------------------
                                                    Joel Schoenfeld
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 20, 1997 in the capacities indicated.



          Signatures                            Title
          ----------                            -----

/s/ Joel Schoenfeld                 Chief Executive Officer and a Director
-----------------------------       (Principal Executive Officer)
Joel Schoenfeld

/s/ Marla Manowitz                  Chief Financial Officer (Principal Financial
-----------------------------       and Accounting Officer) and Director
Marla Manowitz

/s/ Alan H. Gold                    President and a Director
-----------------------------
Alan H. Gold, M.D.

/s/ John Frank                      Director
-----------------------------
John Frank

/s/ Richard Mintz                   Director
-----------------------------
Richard Mintz

/s/ David Jay                       Director
-----------------------------
David Jay

UNIVEC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997 FOR THE YEARS THEN ENDED

                           Univec, Inc. and Subsidiary

                   Index to Consolidated Financial Statements



                                                                     Page
                                                                     ----
Report of Independent Accountants .............................       F-2
Consolidated Balance Sheet - December 31, 1998                        F-3
Consolidated Statements of Operations - years ended
 December 31, 1998 and 1997 ...................................       F-4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 1998 and 1997 .............................       F-5
Consolidated Statements of Cash Flows - years ended
 December 31, 1998 and 1997 ...................................       F-6
Notes to Consolidated Financial Statements ....................    F-7 to F-16

Report of Independent Accountants

To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiary as of December 31, 1998 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.


New York, New York         /s/  Most Horowitz & Company, LLP
May 19, 1999.                   ----------------------------
                                Most Horowitz & Company, LLP

                           Univec, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 1998



ASSETS:
Cash and cash equivalents .......................................   $  131,181
Accounts Receivable .............................................      142,794
Inventory .......................................................    1,089,337
Other current assets ............................................       27,550
                                                                    ----------
 Total current assets ...........................................    1,390,862

Fixed assets, net ...............................................    2,632,033
Other assets.....................................................       14,525
                                                                    ----------
 Total assets ...................................................   $4,037,420
                                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses............................   $1,155,873
Current portion of capitalized lease obligation..................       44,197
                                                                    ----------
 Total Current liabilities ......................................    1,200,070

Capitalized lease obligation ....................................       49,803
                                                                    ----------
  Total Liabilities .............................................    1,249,873
                                                                    ----------
Commitments (Notes 2, 5, 8 and 13)

Stockholders' equity (Note 9):
 Preferred stock - $.001 par value; authorized: 4,996,500
   shares; issued and outstanding: none .........................
 Series A 8% cumulative convertible preferred stock - $.001
   par value; authorized: 2,500 shares; issued and outstanding:
   2,072 shares (aggregate liquidation value: $2,263,140)                    2
 Series B 5% cumulative convertible preferred stock - $.001
   par value; authorized: 1,000 shares; issued and outstanding
   720 shares (aggregate liquidation value: $735,563)                        1
 Common stock - $.001 par value; authorized: 25,000,000 shares;
   issued and outstanding: 3,454,268 shares                              3,455
 Additional paid-in capital .....................................    6,773,939
 Accumulated deficit ............................................   (3,989,850)
                                                                    ----------
  Total stockholders' equity ....................................    2,787,547
                                                                    ----------
  Total liabilities and stockholders' equity ....................   $4,037,420
                                                                    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           Univec, Inc. and Subsidiary
                      Consolidated Statements of Operations
                     Years ended December 31, 1998 and 1997

                                                              1998               1997
                                                          -----------        -----------
Revenues:
 Product sales .....................................      $ 1,846,949        $   744,751
 Income on supply and licensing agreements .........                           1,683,788

   Total revenues ..................................        1,846,949          2,428,539
                                                          -----------        -----------

Expenses:
 Cost of product sales .............................        1,180,196            499,216
 Marketing .........................................          696,311            507,717
 Product development ...............................          956,354            327,059
 General and administrative ........................          919,452          1,515,514
 Interest expense, net..............................           (8,158)           751,486
                                                          -----------        -----------
   Total expenses ..................................        3,744,155          3,600,992
                                                          -----------        -----------
   Net loss ........................................       (1,897,206)       ( 1,172,453)

Dividends attributable preferred stock .............         (181,323)          (153,520)
Dividends attributable preferred stock resulting
 from discount for beneficial conversion feature             (215,314)
                                                          -----------        -----------
    Loss attributable to common stockholders .......      $(2,293,843)       $(1,325,973)
                                                          ===========        ===========
Share information :
 Basic and diluted earnings per share
   Net loss per share ..............................      $      (.74)              (.59)
                                                          ===========        ===========
   Weighted average number of common shares
     outstanding ....................................       3,082,764          2,250,357
                                                          ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           Univec, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 1998 and 1997






                                      Series A Preferred         Series B Preferred           Common Stock               Additional
                                      ------------------         ------------------         ------------------            Paid-in
                                      Shares      Amount         Shares      Amount         Shares      Amount            Capital
                                      ------------------         ------------------         ------------------           ----------
Balance, January 1, 1997              1,269       $    1                                   1,082,287    $1,082           $2,459,417
Conversion of indebtedness to
  Series A Preferred Stock              650            1                                                                    649,999
Common stock issued:
  Public offering                                                                          1,725,000     1,725            4,994,817
  Repayment of debt                                                                           70,112        71              245,319
  Stock options exercised                                                                      4,370         4               15,291
  Consulting fees                                                                            100,000       100              131,150
Reclassification of S corporation
  losses as of April 24, 1997                                                                                            (3,486,467)
Stock options issued to non-
  employees                                                                                                                 256,637
Net loss for the year ending
  December 31, 1997
                                      -----       ------                                   ---------    ------           ----------
Balance, December 31, 1997            1,919            2                                   2,981,769     2,982            5,266,163

Stock dividend paid                     153                                                                                 153,520
Sales of Series B Preferred stock                                  750      $    1                                          613,875
Issuance of stock options to
  nonemployees                                                                                                               85,061
Common stock issued:
  Acquisition of fixed assets                                                                410,000       410              613,870
  Consulting fees                                                                             27,667        28               36,785
  Bonuses to employees                                                                         4,000         4                4,696
  Conversion of Series B Preferred
    Stock                                                          (30)                       30,832        31                  (31)
Net loss for the year ending
  December 31, 1998
                                      -----       ------           ---       -----         ---------    ------           ----------
Balance, December 31, 1998            2,072       $    2           720       $   1         3,454,268    $3,455           $6,773,939
                                      =====       ======           ===       =====         =========    ======           ==========


                                                                  Deferred         Total
                                             Accumulated          Offering      Stockholders'
                                               Deficit             Costs           Equity
                                             ------------         --------      -------------
Balance, January 1, 1997                     $(4,253,138)         $(92,500)      $(1,885,138)
Conversion of indebtedness to
  Series A Preferred Stock                                                           650,000
Common stock issued:
  Public offering                                                   92,500         5,089,042
  Repayment of debt                                                                  245,390
  Stock options exercised                                                             15,295
  Consulting fees                                                                    131,250
Reclassification of S corporation
  losses as of April 24, 1997                  3,486,467
Stock options issued to non-
  employees                                                                          256,637
Net loss for the year ending
  December 31, 1997                           (1,172,453)                         (1,172,453)
                                             -----------          --------       -----------
Balance, December 31, 1997                    (1,939,124)             NONE         3,330,023

Stock dividend paid                             (153,520)
Sales of Series B Preferred stock                                                    613,876
Issuance of stock options to
  nonemployees                                                                        85,061
Common stock issued:
  Acquisition of fixed assets                                                        614,280
  Consulting fees                                                                     36,813
  Bonuses to employees                                                                 4,700
  Conversion of Series B Preferred
    Stock
Net loss for the year ending
  December 31, 1998                           (1,897,206)                         (1,897,206)
                                             -----------          --------       -----------
Balance, December 31, 1998                   $(3,989,850)             NONE       $ 2,787,547
                                             ===========          ========       ===========





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           Univec, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1998 and 1997

                                                                                  1998                 1997
                                                                              -----------          -----------
Cash flows from operating activities:
 Net loss ..............................................................      $(1,897,206)         $(1,172,453)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation, amortization and write-off of patents
    (1998) and debt financing costs (1997) .............................          228,256              888,675
   Issuance of common stock for services ...............................          126,574              387,887
   Write-off of leasehold improvements                                             14,569
   Income on supply and licensing agreements ...........................                            (1,683,788)
   Changes in assets and liabilities:
    Accounts receivable ................................................         (142,794)             149,633
    Inventory ..........................................................         (369,821)            (480,145)
    Other current assets and other assets ..............................           45,274              (35,887)
    Accounts payable and accrued expenses ..............................          869,384             (431,425)
                                                                              -----------           ----------
      Net cash used in operating activities ............................       (1,125,764)          (2,377,503)
                                                                              -----------           ----------
Cash flows from investing activities:
 Purchases of fixed assets (net of capital lease obligation
   of $94,000 in 1998)..................................................         (566,412)            (826,664)
                                                                              -----------          -----------
Cash flows from financing activities:
  Proceeds of Preferred Stock, net of expenses .........................          613,876
  Restricted funds .....................................................           57,000              (24,500)
  Proceeds from issuance of common stock, net of expenses...............                             5,089,042
  Payment of notes payable ............ ................................          (57,000)             (16,340)
  Repayment of bridge note .............................................                            (1,000,000)
  Proceeds from issuance of notes ......................................                                57,000
  Payment on note for acquisition of patent ............................                               (20,000)
                                                                              -----------          -----------
      Net cash provided by financing activities ........................          613,876            4,085,202
                                                                              -----------          -----------
      Net increase in cash and cash equivalents ........................       (1,078,300)             881,035
Cash and cash equivalents, beginning of period .........................        1,209,481              328,446
                                                                              -----------          -----------
Cash and cash equivalents, end of period ...............................      $   131,181          $ 1,209,481
                                                                              ===========          ===========
Supplemental disclosures:
 Cash paid during the year for:
   Interest ............................................................      $     2,717          $    40,128
   Income taxes ........................................................      $    15,371          $     4,011

Supplemental disclosures of noncash investing and financing activities:
   Common stock issued for purchases of fixed assets                          $   614,280
   Stock dividend paid by issuance of 153 shares
     of Series A Preferred Stock .......................................      $   153,250
   Conversion of indebtedness to Series A Preferred Stock ..............                           $   650,000
   Conversion of indebtedness to common stock ..........................                           $   245,390
   Conversion of officer note payable to common stock ..................                           $    15,295

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           Univec, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

1.   Nature of Operations

     Univec, Inc. (Company) was formed to develop, produce, license and market medical products, primarily syringes, and resell medical devices on a global basis.

2.   Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rx Ultra, Inc. All material intercompany balances and transactions have been eliminated.

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

     Patent Rights and Royalties

     Patent rights acquired were capitalized and amortized on a straight-line basis over an estimated useful life of seven years. Royalties based on future revenues will be charged to operations when and if they are incurred.

     Product Development

     Research and development costs are expensed as incurred.

     Income Taxes

     Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting, resulting primarily from net operating loss carryforwards, capitalized costs and depreciation.

     Loss per Share

     Net loss per common share was computed based on the weighted average number of common shares outstanding during the year.

     Product Revenue Recognition

     Product sales are recognized when products are shipped. Although the Company warrants its products, it is unable to estimate the future costs relating to warranty expense and, as such, recognizes the warranty expenses as incurred.

     Stock Based Compensation

     Compensation cost for stock, stock options, warrants, etc., issued to employees, effective January 1, 1998, and non-employees is based on the fair value method. For 1997 and prior, compensation cost for employees was based on the intrinsic value method. For 1998, the effect of this change was not material (Note 10).

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


3.   Inventories

     Inventories consisted of the following:
       Raw material ..............................   $  448,569
       Work-in-process ...........................       50,376
       Finished goods ............................      590,392
                                                     ----------
                                                     $1,089,337
                                                     ==========
4. Fixed Assets:

     Fixed assets consisted of the following:

                                                             Estimated
                                                            useful lives
                                                              in years
                                                            ------------
         Factory equipment .............................         7          $2,903,196
         Office equipment ..............................         5              30,623
         Leasehold improvements ........................         5              15,672
         Furniture & Fixtures                                    5               3,216
         Construction in progress - factory equipment...
                                                                             ---------
                                                                             2,952,707
         Less accumulated depreciation .................                      (320,674)
                                                                            ----------
                                                                            $2,632,033
                                                                            ==========


     Depreciation expense was $172,256 and $86,598 in 1998 and 1997, respectively.

5.   Patent Rights

     The Company has an exclusive license agreement with the estate of an inventor related to two patents for a non-reusable syringe. Such agreement included payments aggregating $112,000 which amounts were fully paid by June, 1997. Thereafter, the Company is required to pay quarterly royalty payments of 5% of net sales of product manufactured by the Company under the license agreement or 10% of the difference between net sales and purchase price of product manufactured under the license agreement by third parties for the Company. The Company may grant non-exclusive sublicenses under the agreement, in which case 10% of any royalties collected by the Company would be payable to the inventor's estate.

     In December 1998, the Company determined not to utilize their patents and wrote-off the unamortized balance of $40,000.

     Amortization expense for 1998 and 1997 was $16,000 each year.

6.   Concentrations

     The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

     During 1998 and 1997, product sales to two and one customers were approximately 80% and 74%, respectively, of total product sales. As of December 31, 1998, accounts receivable from one customers was approximately 80% of total accounts receivable.

     During 1998 and 1997, approximately 85% and 95%, respectively, of total purchases were from one supplier. Management believes there are a number of suppliers available who could provide such purchases.


7.   Income Taxes

     The Company had elected as an S corporation for Federal and state income taxation as of January 1, 1995. S corporation taxable income, whether distributed or not, was passed through and taxed to the stockholders. Accordingly, no provision for income taxes was included in the accompanying statement of operations for the period January 1, 1997 through April 24, 1997.

     On the closing of the public offering, the Company's income tax status as an S corporation was terminated and is now subject to both Federal and state income taxes. In connection with its termination as an S Corporation, the Company transferred $3,486,467 of undistributed losses from accumulated deficit to additional paid-in capital.

     For the years ended December 31, 1998 and 1997, the Company's deferred tax benefits (expenses) were as follows:

                                                     1998          1997
                                                  ----------    ---------
          Net operating loss carryforwards        $1,000,000    $ 901,000
          Deferred income                                        (640,000)
          Capitalized costs                         (185,000)    (124,000)
          Depreciation                               (90,000)     (53,000)
          Other                                        5,000      (55,000)
          Valuation allowance                       (730,000)     (29,000)
                                                  ----------    ----------
                                                     None          None
                                                  ==========    ==========


     As of December 31, 1998, the tax effects of the components of deferred tax assets and liabilities were as follows:


          Deferred tax assets
            Net operating loss carryforwards ................  $1,920,000
            Capitalized costs                                     305,000
            Other ...........................................      45,000
                                                               ----------
                 Total deferred tax asset ...................   2,227,000

         Deferred tax liability
            Depreciation ....................................    (230,000)
                                                               ----------
                 Net deferred tax asset .....................   2,040,000

         Valuation allowance ................................  (2,040,000)
                                                               ----------
                                                                   None
                                                               ==========

     As of December 31, 1998, realization of the Company's net deferred tax asset of approximately $2,040,000 was not considered more likely than not, and accordingly, a valuation allowance of $2,040,000 was provided.

     The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                                                1998              1997
                                                                             ----------        ---------
Expected income tax benefit ................................................  ($645,000)      ($400,000)
Benefit of S Corporation status                                                                 374,000
Deferred benefit arising from termination of S corporation status .........                  (1,281,000)
Valuation allowance on deferred tax assets arising from termination........                   1,281,000
Change in valuation allowance arising in current year .....................     730,000          29,000
State income tax benefit, net of federal income tax effect ................     (85,000)         (3,000)
                                                                             ----------       ----------
                                                                                None             None
                                                                             ==========        =========


     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $5,000,000 to reduce future taxable income expiring through 2013.

8.   Commitments

     License Agreement

     The Company is committed under an exclusive license agreement with two inventors for a patent for an insertable element which prevents reuse of a plastic syringe. To maintain this license agreement, the Company is required to pay an annual minimum licensing fee of $10,000. To maintain exclusivity, the Company is required to pay an annual minimum license fee of $50,000. Under the license agreement, royalty payments of 2% of net sales of products manufactured and 25% of sublicense royalties received shall be made for products which do not use specific insertable element as shown and described in the licensed patent rights. Royalty payments of 6% of net sales of products manufactured and 40% of sublicense royalties received shall be made for products that use the specific insertable element. If the manufactured unit does not use the non-reusable syringe of the type discussed in the patent, no royalties are due, other than the minimum annual licensing fee.

     During both 1998 and 1997, the Company paid $60,000 of royalties under this agreement.

     Lease

     Effective October 1, 1998, the Company entered into a lease for production, storage and office space through September, 2003. The lease provides for initial annual rent of $68,900 and additional rents for the Company's pro rata share of real estate taxes, liability insurance, maintenance, etc. In addition, the lease is renewable for an additional five years at annual rent of $80,649 increasing to $94,348.

     Total rent expense for 1998 and 1997 was $37,760 and $36,031, respectively.

     As of December 31, 1998, the minimum future rent payment, exclusive of the renewal, was:

                Year Ended
               December 31,
               ------------
                  1999                           $ 69,420
                  2000                             71,499
                  2001                             73,641
                  2002                             75,852
                  2003                             58,168
                                                 --------
                                                 $348,580
                                                 ========

     Employment Agreements

     In September 1998, the Company amended its employment agreements with two officers through February 2003, requiring aggregate annual compensation of $233,600, plus annual increases of 10%. The agreements also provide for life, disability and health insurance.

     Purchase Commitments

     In August 1998, the Company entered into an agreement with a supplier to purchase components for an aggregate of $427,000 over a two year period. In January 1999, the Company borrowed $94,000 from the supplier payable with interest of $19,000 based on production over the commitment period.


9.   Stockholders' Equity

     Common stock

     During April 1997, the Company completed an initial public offering (Offering) of 1,725,000 shares of common stock and 2,587,500 redeemable common stock purchase warrants with proceeds of $4,996,542, net of expenses of $1,299,708. In addition, the Company issued an underwriter's warrant, for nominal consideration, to purchase 150,000 shares of common stock and 225,000 Redeemable Warrants, exercisable at $5.78, per share, and $.17, per warrant, respectively, commencing April 1998 through April 2003.

     Simultaneous with the Offering, the Company utilized a portion of the net proceeds to pay down the $1,000,000 in bridge financing that was issued in December 1996 and expensed the remaining unamortized debt financing costs of $783,292 to interest expense during 1997. In addition, 1,750,000 bridge warrants originally issued were exchanged for warrants with identical terms as the ones issued in connection with the Offering. The remaining 750,000 bridge warrants were surrendered to the Company without additional consideration.

     In May 1997, the Company issued 35,715 and 34,397 shares, of common stock respectively, at a price of $3.50, per share, in exchange for the cancellation of notes payable of $125,000 and $120,390, respectively.

     In May 1997, the Company issued stock options to an officer to purchase 4,370 shares of common stock at a price of $3.50, per share. The officer then exercised the options in exchange for the cancellation of debt of $15,295.

     In December 1997, the Company issued 100,000 shares of common stock with a value of $131,250 as compensation to a consultant of the Company.

     In September 1998, the Company purchased equipment valued at $539,280 in exchange for 360,000 shares of common stock.

     In November 1998, the Company issued 16,667 shares of common stock to a consultant for services of $21,875.

     In December 1998, the Company issued 50,000 shares of common stock to a consultant to modify specific equipment with a value of $75,000.

     In December 1998, the Company issued 10,000 share of common stock to a consultant for services valued at $13,625.

     In December 1998, the Company issued an aggregate of 5,000 shares of common stock to four employees and one consultant as a performance bonus, valued at $6,013.

     Preferred Stock

     Series A 8% Cumulative Convertible Preferred Shares (Series A) are entitled to receive, prior to the payment of cash dividends of the common stock, a cumulative dividend of $80, per share, per annum, and may be redeemed by the Company, at $1,000, per share. In addition, Series A stockholders are entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Further, each share of Series A is convertible into 222.22 shares of common stock.

     In January and March 1997, the Company issued 650 shares of Series A to certain shareholders in exchange for amounts due of $650,000.

     In March 1998, the Board of Directors declared a dividend to stockholders of Series A, as of December 31, 1997, of $153,520 payable by the issuance of 153 shares of Series A.

     In 1998, the Company designated Series B 5% Cumulative Convertible Preferred Shares (Series B) which are entitled to receive, prior to the payment of dividends of the Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed at the option of the Company, at $1,000, per share. In addition, Series B stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series B, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10, as amended, or 85%,decreasing to 75%, of market value, as defined, through February 2001, as amended.

     In July, 1998, the Company issued 750 shares of Series B and warrants to purchase 112,500 shares of common stock in exchange for $613,876, net of offering expenses of $136,124. The Company has allocated $215,314 of the net proceeds to the beneficial conversion feature of the Series B and treated the resulting discount as a preferred dividend. These warrants are exercisable at $2.15 , per share, through July 2001. Upon issuance of the Series C, the exercise price of these warrants was amended to $1.92, per share, through February 2002.

     In December 1998, 30 shares of Series B were converted to 30,832 shares of common stock at an average price of $.973 , per share.

     In January, February and March 1999, 90 shares of Series B was converted to 129,941 shares of common stock at an average price of $.69, per share.

     In February 1999, the Company designated series C 5% Cumulative Convertible Preferred Shares (series C) which are entitled to receive, prior to the payment of dividends of the Series B, Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed at the option of the Company, at $1,000, per share. In addition, Series C stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series C, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10 or 85%, decreasing to 75%, of market value, as defined, through July 2001.

     On February 8, 1999, the Company issued 250 shares of Series C and warrants to purchase 37,500 shares of common stock in exchange for $250,000. These warrants are exercisable at $1.92, per share, through February 2002.

     Holders of preferred shares have no voting rights.

     As of December 31, 1998, cumulative dividends in arrears on preferred stock were:

                     Series A                          $191,140
                     Series B                            15,563
                                                       --------
                                                       $206,703
                                                       ========

     Redeemable Common Stock Purchase Warrants

     Redeemable Common Stock Purchase Warrants (Redeemable Warrants) entitle each holder to purchase one share of common stock at an exercise price of $4.50, per share, subject to adjustment, through April 23, 2002. The Redeemable warrants are subject to redemption, at any time, by the Company at $.05, per share, through April 23, 2002, provided the closing bid price of the common stock has been at least $8.00 for 20 consecutive trading days.

     Options

     In September 1998, the Company granted stock options outside the Plans to acquire 60,715 and 78,704 shares of common stock, exercisable at $2 and $3, per share, respectively, through September 15, 2001, to a consultant and valued the compensation at $85,061.

     In addition, as of December 31, 1998, the Company had outstanding 55,672 option outside of the Plans. Each option entitles the holder to purchase one share of common stock at an exercise price of $3.50, per share.

     Reserved Shares

     As of December 31, 1998, the Company has reserved shares of common stock as follows:

      Redeemable Warrants                                            4,337,500
      Underwriter's warrant                                            375,000
      Options under the Plans                                        5,009,219
      Other Options                                                    890,091
      Series A conversions (a)                                         460,440
      Series B conversions (a)                                         734,928
      Series B warrants                                                112,500
                                                                    ----------
                                                                    11,919,678
                                                                    ==========

      (a) assumes conversions as of December 31, 1998.

10. Stock Option Plans:

     The 1996 Stock Option Plan (Plan) is administered by the Board of Directors or a committee thereof and options to purchase 4,709,219 shares of common stock may be granted under the Plan to directors, employees (including officers) and consultants to the Company. The Plan authorizes the issuance of incentive stock options (ISOs), as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options (NQSOs). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by ISOs granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board, or committee thereof, in its discretion; provided that NQSO granted a 10% Stockholder be no less than 110% of the fair market value on the date of grant.

     Under the Plan, the Company has set aside options to purchase 4,500,000 shares of common stock based on the criteria listed below. These options will become exercisable commencing upon the earlier of (x) nine years after the effective date of the option, or (y) two years after the effective date of the option, provided that in the case of clause (y), the Company shall have obtained
(i) at least $30,000,000 in gross revenues and after tax net income of at least $2,000,000 in the second full fiscal year following the effective date, or (ii) at least $45,000,000 in gross revenues and $3,000,000 in after-tax net income in the third full fiscal year following the effective date, or (iii) at least $60,000,000 in gross revenues and $4,000,000 in after-tax net income in the fourth full fiscal year following the effective date.

     In December 1998, the Company adopted the 1998 Stock Option Plan (98 Plan), under which the the Company may grant options to purchase 300,000 of common stock to employees, directors, independent contractors and consultants of the Company. The 98 Plan is similar to the Plan and authorizes the issuance of ISO's, NQSO's and Stock Appreciation Rights (SAR's).

     During 1997, the Company granted 695,000 stock options outside the Plans to consultants. In connection with these grants, the Company has recorded compensation of approximately $256,600 which was based on the fair value of the options at the time of grant.

     In connection with the amended employment agreements (Note 8), existing options to acquire an aggregate of 2,330,000 shares were cancelled and the Company has replaced then with ISO's to acquire 2,330,000 shares at $1.75, per share, through March 28, 2003.

     In January 1999, existing options to acquire an aggregate of 750,000 shares of common stock have been replaced with ISO's to acquire 750,000 shares, exercisable at $1.75, per share, through March 28, 2003.

      A summary of the Company's stock options under the Plans is as follows:


                                                                  1998                       1997
                                                     ---------------------------   ------------------------
                                                                       Weighted                       Weighted
                                                                        Average                       Average
                                                                       Exercise                       Exercise
                                                        Shares           Price         Shares          Price
                                                     ----------      ----------     ----------     -------------
Options outstanding, beginning of year ...........     4,295,000     $2.00-$3.50          4,370        $3.50
Granted ..........................................     2,384,000         $1.74        4,500,000    $2.00 to 3.50
Exercised ........................................                                       (4,370)       $3.50
Canceled or lapsed ...............................    (2,830,000)        $3.50         (205,000)       $3.50
                                                      ----------     -----------     ----------    -------------
Options outstanding, end of year .................     3,849,000     $1.50-$3.50      4,295,000    $2.00 to 3.50
                                                      ==========     ===========     ==========    =============
Options exercisable, end of year .................     3,304,000     $1.50-$2.00        170,000        $2.00
                                                      ==========                     ==========
Options available for grant, end of year .........     1,860,219                        614,219
                                                      ==========                     ==========
Weighted-average fair value of options granted
 during the year .................................         $1.50                          $3.15
                                                      ==========                     ==========


      The following table summarizes information about stock options outstanding under the Plans at December 31, 1998:

                                               Weighted
                                               Average                      Weighted
                                              Remaining                     Average
                                 Shares      Contractual      Shares      Exercisable
Range of Exercise Prices      Outstanding       Life       Exercisable       Price
------------------------     ------------   -----------   -------------   -----------
$2.00 ....................       170,000        6.6           170,000       $ 2.00
$3.50 ....................       545,000        7.50                0       $ 3.50
$1.75 ....................     3,080,000        4.25        3,080,000       $ 1.75
$1.50 ....................        54,000        5.00           54,000       $ 1.50
                               ---------        ----        ---------       ------
$1.50 to $3.50 ...........     3,849,000        4.80        3,304,000       $ 1.90
                               =========        ====        =========       ======


     For 1997, the Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows for the year ended December 31, 1997.


Loss attributable to common stockholders .....................    $  (1,325,973)
                                                                  =============
Loss attributable to common stockholders, pro forma ..........    $  (1,869,638)
                                                                  =============
Loss per share -- basic and diluted, as reported .............    $        (.59)
                                                                  =============
Loss per share -- basic and diluted, pro forma ...............    $        (.83)
                                                                  =============

     The weighted average fair value of each option has been estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1997; no dividend yield; expected volatility of 80% to 100%, risk-free interest rate (ranging from 5% - 7%); and expected lives of approximately 1 to 9 years. Weighted averages are used because of varying assumed exercise dates.


11.  Reclassifications

      Certain 1997 amounts have been reclassified to conform to 1998 classifications.


12.  Income on Supply and Licensing Agreements

     During 1996, the Company entered into a five year supply agreement with a manufacturer and granted to the manufacturer an option to acquire a license to manufacture and sell the Company's product. The supply agreement required the manufacturer to supply up to 50,000,000 sets of syringe components per year and 100,000,000 non-aspirating plungers, and certain stockholders of the Company agreed to pay the manufacturer up to $1,000,000 in the event the Company did not make certain minimum purchases under the Supply Agreement. The option to license the Company's product granted the manufacturer the right to manufacture and sell the Company's product to certain segments of the market for a royalty of 5% of sales of the licensed product, provided the manufacturer was able to deliver, under the Supply Agreement, product which conformed to the Company's specifications.

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


13.  Subsequent Events

     Stockholder/Officer Loans

     Subsequent to December 31, 1998, the Company borrowed an aggregate of $186,000 from a stockholder/officer without specific repayment terms or interest.

     Consulting Agreement

     Effective January 1999, the Company entered into an agreement for consulting services through January 2000 in exchange for 150,000 shares of common stock.

     Sales Commitment

     In February 1999, the Company entered into agreements with a customer to supply approximately 36 million syringes at $.0895, per syringe, through December 31, 1999.

     Line of Credit

     In April 1999, the Company entered into a letter of intent for a line of credit with a finance company to borrow up to $3,500,000, consisting of a $500,000 term loan and a $3,000,000 revolving credit facility, for a period of three years. The agreement will provide for: (1) interest at prime plus 5.25% on revolving loans and plus 5.75% on the term loan, per annum, (2) a prepayment penalty equal to 3% decreasing to 1% and (3) an unused facility fee of .25%, per annum. In addition, the borrowings under the line will be collateralized by all the assets of the Company and guaranteed by certain officers. The Company will also be required to pay a commitment fee of $52,500.

                                 EXHIBIT INDEX

  Exhibit                      Description
- ----------                     -----------
  3.1*      Restated Certificate of Incorporation of the Registrant.
  3.2*      By-laws of the Registrant, as amended.
  4.1*      Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC,
            Inc., a New York corporation.
  4.2*      Form of warrant between the Registrant and the underwriters of the Registrant's initial public offering.
  4.3*      Form of Warrant Agreement.
  4.4*      Specimen Common Stock Certificate.
  4.5*      Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.6*      Registration Rights Agreement.
  4.7**     Certificate of Designation of Series B Preferred Stock.
  4.8**     Form of Warrant Agreement between Company and Selling Securityholder.
  4.9**     Registration Rights Agreement between Company and Selling Securityholder.
 10.1*      O.E.M. Supply Agreement dated May 30, 1996, between the Registrant and Sherwood Medical
            Company ("Sherwood") (1).
 10.2*      Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
 10.3*      Equipment Lease dated May 30, 1996 between the Registrant and Sherwood.
 10.4*      Purchase Agreement dated as of June 27, 1996 between the Registrant and Paramount Financial
            Corporation.
 10.5*      Share Option Agreement dated June 5, 1995, between the Registrant and Leonard N. Tarr.
 10.6*      Amended 1996 Stock Option Plan of the Registrant.
 10.7       Employment Agreement dated as of January 1, 1997 between the Registrant and Joel Schoenfeld.
 10.8*      Promissory notes of Dr. Alan H. Gold payable to Flora Schoenfeld.
 10.9***    Letter of Intent with Portuguese manufacturer
 10.10      1998 Stock Option Plan of the Registrant
 21.1*      List of Subsidiaries.
 23.1       Consent of Most Horowtiz & Company, LLP
 27.1       Financial Data Schedule.


- ------------
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

** Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective December 11, 1998.

*** Incorporated by reference from Amendment No. 4 to the Registrant's Annual
    Report on Form 10-KSB for the year ended December 31, 1997 (File No.
    0-22413)