Form 10QSB
period 1999-03-31
UNIVEC INC
filed 1999-05-24
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         (Identification No.)

                   22 Dubon Court, Farmingdale, New York 11735
                    (Address of Principal Executive Offices)

                                 (516) 777-2000
                 (Issuers Telephone Number, Including Area Code)


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

                               Yes __X__  No _____

     As of April 30, 1999 , the Issuer had 3,734,209 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes _____  No __X__

                                     PART I

                              FINANCIAL INFORMATION


Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet (Unaudited)


                                                           March 31, 1999
                                                           --------------

ASSETS:
Current assets:
Cash and cash equivalents                                    $   136,232
Accounts receivable                                              220,906
Inventory                                                        958,586
Other current assets                                             144,874
                                                             -----------
     Total current assets                                      1,460,598

Fixed assets, net                                              2,579,417

Other assets                                                      14,525
                                                             -----------
     Total assets                                            $ 4,054,540
                                                             ===========

LIABILITIES AND STOCKHOLDERS EQUITY:
Accounts payable and accrued expenses                            934,094
Current portion of capitalized lease obligation                   45,537
Loans payable (including $136,000 to a shareholder/officer)      268,000
                                                             -----------
     Total current liabilities                                 1,247,631

Loan payable                                                      47,000
Capitalized lease obligation                                      37,903
                                                            ------------
     Total liabilites                                          1,332,534
                                                            ------------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      none issued and outstanding
     Series A 8% Cumulative Convertible Preferred Stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,304,580)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares, issued and
      outstanding: 630 shares (aggregate liquidation value
      $654,063)                                                        1
     Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares, issued and
      outstanding: 250 shares (aggregate liquidation
      value $251,563)                                                  1
     Common stock $.001 par value; authorized: 25,000,000 shares;
      issued and outstanding: 3,734,209                            3,735
     Additional paid-in capital                                7,152,398
     Accumulated deficit                                      (4,434,131)
                                                              ----------
     Total stockholders' equity                                2,722,006
                                                              ----------
     Total liabilities and stockholders' equity              $ 4,054,540
                                                             ===========


See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)


                                                           Three months ended March 31,
                                                        -----------------------------------
                                                            1999                    1998
                                                        -----------             -----------
Revenues:

Product sales                                           $   349,166             $   362,998
                                                        -----------             -----------

Expenses:
Cost of product sales                                       307,737                 328,246
Marketing                                                   179,341                 145,122
Product development                                          45,210                 119,468
General and administrative                                  255,354                 315,503
Interest expense, net                                         5,805                  (4,023)
                                                        -----------             -----------
Total expenses, net                                         793,447                 904,316
                                                        -----------             -----------
Net loss                                                   (444,281)               (541,318)

Dividends attributable preferred stock                      (51,503)               ( 41,440)

Dividend attributable preferred stock resulting
 from discount for beneficial conversion                   ( 18,260)
                                                        -----------             -----------
Loss attributable to common stockholders                $  (514,044)            $  (582,758)
                                                        ===========             ===========
Share information
   Basic and diluted earnings per share
     Net loss per share                                 $      (.15)            $      (.20)
                                                        ===========             ===========
     Weighted average common stock outstanding            3,525,422               2,981,769
                                                        ===========             ===========





See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)



                                                           Three months ended March 31,
                                                        -----------------------------------
                                                            1999                    1998
                                                        -----------             -----------
Cash flows from operating activities:
Net loss                                                $  (444,281)            $  (541,318)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation, amortization, and other
 non-cash charges                                           106,588                  40,015
Changes in assets and liabilities:
Accounts receivable                                         (78,113)               (279,738)
Inventory                                                   130,751                (372,086)
Other current assets                                          9,238                 (11,451)
Accounts payable and accrued expenses                      (221,779)                449,161
                                                        -----------             -----------
Net cash used in operating activities                      (497,596)               (715,417)
                                                        -----------             -----------

Cash flows from investing activities:
Purchase of fixed assets                                    (11,783)               (380,550)
                                                        -----------             -----------

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of expenses      209,990
Proceeds from loans payable                                 315,000
Payments of capitalized lease obligation                    (10,560)
                                                        -----------             -----------
Net cash provided by financing activities:                  514,430
                                                        -----------             -----------
Net decrease in cash and cash equivalents                     5,051              (1,095,967)

Cash and cash equivalents, beginning of year                131,181               1,209,481
                                                        -----------             -----------
Cash and cash equivalents, end of year                  $   136,232             $   113,514
                                                        ===========             ===========

Supplemental disclosures:
  Cash paid during the year for:
   Interest                                             $     2,715                    None
   Income taxes                                         $     2,062             $     3,585



See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)


1. General:

   The unaudited consolidated financial statements included herein and supplementary financial information included herein, if any, and has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial information for the interim periods reported have been made. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis contained in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.


2. Basic and Diluted Loss Per Share:

   Loss per share was computed based on the weighted average number of shares outstanding during the three months ended March 31, 1999.

3. Sales:

   As of March 31, 1999, the Company had contracts for approximately $4,000,000 of which approximately $440,000 was shipped subsequent to March 31, 1999.

4. Subsequent Event:

   In May, 1999, the Company borrowed $25,000 from a director/shareholder without specific repayment or interest terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 1999 and 1998

   Product Sales. Product sales for the three months ended March 31, 1999 decreased by $13,832 as compared to product sales for the three months ended March 31, 1998. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. All syringes were either produced in the Company's own production facility in New York or in its Portuguese contract manufacturer. As of March 31, 1999, there were open sales orders of approximately $108,000 which were shipped April 5, 1999 due to air space limitations in March, 1999. Had these orders been shipped in March, 1999, sales would have increased approximately $94,000 or 26%.

   In February, 1999, the Company entered into an agreement with one of its customers to supply approximately 36 million syringes at $.0895 per syringe during the year ending December 31, 1999.

   Cost of Product Sales. Cost of product sales for the 1999 three-month period decreased by $20,509 as compared to cost of product sales for the 1998 three-month period. Gross profit was approximately the same for both periods. The decrease was primarily related to a decrease in product sales.

   Marketing. Marketing expense for the 1999 three-month period increased by $34,219 as compared to the 1998 three-month period due to increased marketing efforts.

   Product Development. Product development expenses for the 1999 three-month period decreased by $74,258 as compared to the 1998 three-month period. This decrease is due primarily to the management's decision in 1998 to utilize its resources in the development of its production facility and in 1999 to utilize its resources for marketing.

   General and Administrative. General and administrative expenses for the 1999 three-month period decreased by $60,149 as compared to the 1998 three-month period. This decrease is due primarily to a reduction in salaries, offset in part by an increase in securities maintenance expense and a continuing effort by management to reduce costs.

   Interest Expense, Net. Interest expense increased for the 1999 three month period by $9,828 as compared to the 1998 three-month period. This difference is due principally to the fact that during the 1998 three month period the Company had cash and cash equivalents earning interest income of approximately $6,656, whereas, in the 1999 three month period there were no such investments. In addition, interest expense was incurred during the 1999-three month period for the capital lease obligation.

   Net Loss. The net loss for the 1999 three-month period decreased by $97,037 as compared to the 1998 three-month period. This decrease is due primarily to the reductions in product development expenses and general and administrative expenses.

Liquidity and Capital Resources

   Net cash used in operating activities decreased by $217,821 primarily from a lower operating loss and decreases in inventory and accounts payable partially offset by increases in accounts receivable. Net cash from financing activities increased in 1999 by approximately $514,430, primarily from net proceeds from the sale of Series C Preferred Stock and loans from a stockholder and others. The Company is pursuing financing to provide additional working capital, which could involve dilution to existing stockholders.

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

                                     PART II

                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

        (c) Recent Sales of Unregistered Securities.

        On February 8, 1999, the Registrant issued and sold to The Shaar Fund, Ltd. for an aggregate price of $250,000, 250 shares of the Registrant's Series C 5% Convertible Preferred Stock, and Warrants expiring in three years to purchase for $1.93 per share 37,500 shares of its Common Stock. The securities were issued without registration in reliance on the exemption afforded by Section 4(2) under the Securities Act of 1933, as amended. The Registrant incurred commissions of $24,000 in connection with the transaction.

        Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock having the value of $1,000, on the basis of the lower of
(i) $1.10 per share and (ii) a price equal to to 80 to 85% of a price related to the market price for the Common Stock at the time of conversion, as provided in and subject to the terms and conditions of the Certificate of Designation defining the Series C Preferred Stock (the "conversion rate"), at the option of the holder thereof. The conversion rate is subject to adjustment in the event of a stock split, stock dividend, recapitalization, merger, consolidation or certain other events. If the Registrant's Common Stock is delisted from trading on NASDAQ for any reason, the remaining Series C Preferred Stock may be converted into Common Stock at a price related to 75% of the market price of the Common Stock at the time of conversion. The right of conversion with respect to the shares of the Series C Preferred Stock called for redemption will terminate at the close of business on the business day preceding the date fixed for redemption. Upon conversion, no payment or allowance will be made in respect of any accrued but unpaid dividends on the Series C Preferred Stock. All the Series C Preferred Stock must be converted no later than February 8, 2001.

        In connection with the issuance of the Series C Preferred Stock, the Registrant modified the terms and conditions of preferred stock and warrants purchased by The Shaar Fund, Ltd. in 1998 to conform to the terms and conditions of the Series C Preferred Stock and related warrants described in the preceding paragraph.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27.1 Financial Data Schedule

        (b) The Company filed 8-K reports on March 22, 1999 and on April 6, 1999 reporting a change of independent auditor from Richard A Eisner & Company, LLP. to Most Horowitz & Company, LLP.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: May 21, 1999                        By: /s/ Joel Schoenfeld
                                              ----------------------------------
                                               Joel Schoenfeld
                                               Chief Executive Officer

Dated: May 21, 1999                        By: /s/ Marla Manowitz
                                              ----------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer