Form 10QSB
period 1999-06-30
UNIVEC INC
filed 1999-08-13
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                               Yes  X   No
                                  -----   -----

     As of August 2, 1999 , the Issuer had 3,744,209 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet


                                                           June 30, 1999
                                                           -------------
ASSETS:
Current assets:
Cash and cash equivalents                                    $   155,494
Accounts receivable                                              254,984
Inventory                                                        725,857
Other current assets                                             100,928
                                                             -----------
     Total current assets                                      1,237,263

Fixed assets, net                                              2,519,477

Other assets                                                      66,978
                                                             -----------
     Total assets                                            $ 3,823,718
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                          1,098,098
Current portion of capitalized lease obligation                   46,916
Loans payable (including $136,000 to a shareholder/officer)      292,377
                                                             -----------
     Total Current liabilities                                 1,437,391

Loan payable                                                      46,378
Capitalized lease obligation                                      25,645
                                                            ------------
     Total Liabilites                                          1,509,414
                                                            ------------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      none issued and outstanding
     Series A 8% Cumulative Convertible Preferred Stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,346,020)                                                2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares, issued and
      outstanding: 630 shares (aggregate liquidation value
      $661,938)                                                         1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares, issued and
      outstanding: 250 shares (aggregate liquidation
      value $254,688)                                                   1
     Common stock $.001 par value; authorized: 25,000,000 shares;
      issued and outstanding: 3,744,209                             3,745
     Additional paid-in capital                                 7,163,638
     Accumulated deficit                                       (4,853,083)
                                                               ----------
     Total stockholders' equity                                 2,314,304
                                                               ----------
     Total liabilities and stockholders' equity               $ 3,823,718
                                                              ===========


See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)



                                                       Three months ended                Six months ended
                                                             June 30,                         June 30,
                                                  ---------------------------       -------------------------
                                                      1999               1998          1999           1998
                                                      ----               ----          ----           ----
Revenues:

Product sales                                    $   942,823        $   915,025      $ 1,291,989   $ 1,278,023
                                                 -----------        -----------      -----------   -----------

Expenses:
Cost of product sales                                811,034            626,112        1,118,771       954,358
Marketing                                            253,255            126,144          432,596       271,266
Product development                                   46,780             56,314           91,990       175,782
General and administrative                           247,949            267,220          503,303       582,723
Interest expense, net                                  2,757              9,270            8,562         5,247
                                                 -----------        -----------      -----------   -----------
Total expenses, net                                1,361,775          1,085,060        2,155,222     1,989,376
                                                 -----------        -----------      -----------   -----------
Net loss                                            (418,952)          (170,035)        (863,233)     (711,353)

Dividends attributable preferred stock               (52,440)           (41,440)        (103,943)      (82,880)

Dividend attributable preferred stock resulting
 from discount for beneficial conversion                                                 (18,260)
                                                 -----------        -----------      -----------   -----------
Loss attributable to common stockholders         $  (471,392)       $  (211,475)     $  (985,436)   $ (794,233)
                                                 ===========        ===========      ===========    ==========
Share information
   Basic and diluted earnings per share
     Net loss per share                          $      (.13)       $      (.07)     $      (.27)   $     (.27)
                                                 ===========        ===========      ===========    ==========
     Weighted average common stock outstanding      3,735,638          2,981,769       3,631,110     2,981,769
                                                 ===========        ===========      ===========    ==========



See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Six months ended June 30,
                                                                                         ----------------------------
                                                                                           1999                1998
                                                                                           ----                ----

Cash flows from operating activities:
Net loss                                                                              $  (863,233)         $  (711,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and other non-cash charges                                    216,309               81,802
Changes in assets and liabilities:
Accounts receivable                                                                      (112,190)            (128,365)
Inventory                                                                                 363,480             (138,847)
Other current assets                                                                       10,997               22,100
Accounts payable and accrued expenses                                                     (57,775)             409,449
                                                                                       ----------            ---------
Net cash used in operating activities                                                    (442,412)            (465,214)
                                                                                       ----------             ---------

Cash flows from investing activities:
Purchase of fixed assets                                                                  (19,331)            (432,838)
                                                                                       -----------           ---------

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of expenses                                    209,990
Proceeds from loans payable                                                               338,755
Payments of capitalized lease obligation                                                  (21,439)
Payments of deferred financing costs                                                      (41,250)
                                                                                      -----------           ----------
Net cash provided by financing activities:                                                486,056                    0
                                                                                      -----------           ----------
Net decrease in cash and cash equivalents                                                  24,313             (898,052)

Cash and cash equivalents, beginning of year                                              131,181            1,209,481
                                                                                      -----------           ----------
Cash and cash equivalents, end of year                                                $   155,494           $  311,429
                                                                                      ===========           ==========

Supplemental disclosures:
  Cash paid during the year for:
   Interest                                                                           $     2,757           $    3,321
   Income taxes                                                                       $     4,598           $    7,802



See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)


1. General:

    The unaudited consolidated financial statements included herein and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial information for the interim periods reported have been made. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis contained in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.


2. Basic and Diluted Loss Per Share:

    Loss per share was computed based on the weighted average number of shares outstanding during the three months ended June 30, 1999 and for the six months ended June 30, 1999.

3. Sales:

    As of June 30, 1999, unfilled sales on an existing contract through December 31, 1999, were approximately $2,700,000. In July, 1999, the Company entered into a sales agreement for approximately $1,300,000 for delivery before December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 1999 and 1998

   Product Sales. Product sales for the three months ended June 30, 1999 increased by approximately $27,798 as compared to product sales for the three months ended June 30, 1998. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. All syringes were either produced in the Company's own production facility in New York or in its Portuguese contract manufacturer.

   Under agreements with customers to supply 41,000,000 syringes, as of June 30, 1999, approximately $2,700,000 were not shipped. In July, 1999, the Company was awarded a contract with a Japanese trading company to supply 14,000,000 syringes for sales of approximately $1,300,000. All are anticipated to be shipped by December 31, 1999.

   Cost of Product Sales. Cost of product sales for the 1999 three-month period increased by $184,922 as compared to cost of product sales for the 1998 three-month period. Gross profit was approximately 14% for the 1999 three-month period as compared to 32% for the 1998 period. This decrease was attributable to an under-estimation of certain product costs due to late billings from the Portuguese manufacturer and the under-utilization of the Long Island facility.

    Marketing. Marketing expense for the 1999 three-month period increased by $127,111 as compared to the 1998 three-month period. This increase resulted from an increase in freight costs and additional marketing efforts which resulted in a new sales contract.

    Product Development. Product development expenses for the 1999 three-month period decreased by $9,534 as compared to the 1998 three-month period. This decrease is due primarily to the management's decision in 1998 to utilize its resources in the development of its production facility and in 1999 to utilize its resources for marketing.

    In June, 1999, Univec entered into a licensing agreement to develop, manufacture, and sell a sliding sheath to protect the health care worker, in exchange for 10,000 shares of common stock, the cost of which has been capitalized. The Company will be required to pay royalties upon sale of the licensed products and is required to pay the licensor an advance royalty of $15,000.

    General and Administrative. General and administrative expenses for the 1999 three-month period decreased by $19,271 as compared to the 1998 three-month period. This decrease is due primarily to a reduction in salaries, offset in part by an increase in professional fees and securities maintenance expenses. The Company continues to implement cost reductions.

    Interest Expense, Net. Interest expense decreased for the 1999 three month period by $6,513 as compared to the 1998 three-month period.

    Net Loss. The net loss for the 1999 three-month period increased by $248,917 as compared to the 1998 three-month period. This increase primarily is due to additional product costs and to greater marketing and selling expenses.

Six Months Ended June 30, 1999 and 1998

    Product Sales. Product sales for the six months ended June 30, 1999 increased $13,966 as compared to product sales for the six months ended June 30, 1998. All syringes were either produced in the Company's own production facility in New York or in its Portuguese contract manufacturer.

    Under agreements with customers to supply 41,000,000 syringes, as of June 30, 1999, approximately $2,700,000 were not shipped. In July, 1999, the Company was awarded a contract with a Japanese trading company to supply 14,000,000 syringes for sales of approximately $1,300,000. All are anticipated to be shipped by December 31, 1999.

    Cost of Product Sales. Cost of product sales for the 1999 six-month period increased by $164,413. Gross profit was approximately 13% for the 1999 six-month period as compared to 25% for the 1998 six-month period. This decrease was attributable to an under-estimation of certain product costs due to late billings from the Portuguese manufacturer and the under-utilization of the Long Island facility.

    Marketing. Marketing expense for the 1999 six-month period increased by $161,330 as compared to the 1998 six-month period due to additional marketing efforts, which resulted in new sales.

    Product Development. Product development expenses for the 1999 six-month period decreased by $83,792 as compared to the 1998 six-month period. This decrease is due primarily to the management's decision in 1998 to utilize its resources in the development of its production facility and in 1999 to utilize its resources for marketing.

    In June, 1999, Univec entered into a licensing agreement to develop, manufacture, and sell a sliding sheath to protect the health care worker in exchange for 10,000 shares of common stock, the cost of which has been capitalized. The Company will be required to pay royalties upon sale of the licensed products and is required to pay the licensor an advance royalty of $15,000.

    General and Administrative. General and administrative expenses for the six-month period ending June 30, 1999 decreased by $79,420 as compared to the six-month period ending June 30, 1998. This decrease is due primarily to a reduction in management personnel, offset in part by an increase in professional fees and security maintenance expenses. The Company continues to implement cost reductions.

    Interest expense. Interest expense for the 1999 six-month period increased by $3,315 as compared to the 1998 six-month period. This difference is due principally to the expenses related to a capital lease obligation.

    Net Loss. The net loss for the 1999 six-month period increased by $151,880 as compared to the 1998 six-month period. This increase is due primarily to the additional product costs and greater marketing and selling costs.

Liquidity and Capital Resources

    Net cash used in operating activities increased by $18,448 primarily due to a decrease in accounts payable and accrued expenses and increase in accounts receivable partially offset by decreases in inventory. Net cash from financing activities increased in 1999 by approximately $527,306, primarily from net proceeds from the sale of Series C Preferred Stock and loans from a stockholder and others. A previous commitment letter from a finance company for a line of credit expired on August 8, 1999. The Company is pursuing debt financing to provide additional working capital and will, in the future, seek equity financing which will dilute existing shareholders. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, the Company's abiilty to raise equity financing may be hampered.

    In addition, working capital decreased significantly from June, 1998 to June, 1999 primarily resulting from the depletion of funds generated by the Company's initial public offering.

Forward Looking Statements

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

                                     PART II

                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit 27.1 Financial Data Schedule

      (b) The Company filed an 8-K report on July 2, 1999 reporting Univec's delisting from the Nasdaq Small Cap Market.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: August 13, 1999                        By: /s/ Joel Schoenfeld
                                              ----------------------------------
                                               Joel Schoenfeld
                                               Chief Executive Officer

Dated: August 13, 1999                        By: /s/ Marla Manowitz
                                              ----------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer