Form 10KSB/A
period 1998-12-31
UNIVEC INC
filed 1999-11-12
CIK 1029825

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------
                                 FORM 10-KSB
                                AMENDMENT NO. 1
                             ---------------------

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

     Mr. Schoenfeld was named in February, 1999 in a Federal Grand Jury Indictment filed in the United States District Court for the Southern District of Ohio, Western Division. The indictment alleges that Mr. Schoenfeld, along with four other persons named in the indictment, engaged in conspiracy, wire fraud, and laundering of monetary investments in connection with a commercial transaction in 1991. Following the indictment, Mr. Schoenfeld continues as Chief Executive Officer and a Director of the Company.

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

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits

  Exhibit                      Description
- ----------                     -----------
  3.1*      Restated Certificate of Incorporation of the Registrant.
  3.2*      By-laws of the Registrant, as amended.
  4.1*      Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC,
            Inc., a New York corporation.
  4.2*      Form of warrant between the Registrant and the underwriters of the Registrant's initial public offering.
  4.3*      Form of Warrant Agreement.
  4.4*      Specimen Common Stock Certificate.
  4.5*      Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.6*      Registration Rights Agreement.
  4.7**     Certificate of Designation of Series B Preferred Stock.
  4.8**     Form of Warrant Agreement between Company and Selling Securityholder.
  4.9**     Registration Rights Agreement between Company and Selling Securityholder.
 10.1*      O.E.M. Supply Agreement dated May 30, 1996, between the Registrant and Sherwood Medical
            Company ("Sherwood") (1).
 10.2*      Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
 10.3*      Equipment Lease dated May 30, 1996 between the Registrant and Sherwood.
 10.4*      Purchase Agreement dated as of June 27, 1996 between the Registrant and Paramount Financial
            Corporation.
 10.5*      Share Option Agreement dated June 5, 1995, between the Registrant and Leonard N. Tarr.
 10.6*      Amended 1996 Stock Option Plan of the Registrant.
 10.7****   Employment Agreement dated as of September 4, 1998 between the Registrant and Joel Schoenfeld.
 10.8*      Promissory notes of Dr. Alan H. Gold payable to Flora Schoenfeld.
 10.9***    Letter of Intent with Portuguese manufacturer
 10.10****  1998 Stock Option Plan of the Registrant
 21.1*      List of Subsidiaries.
 23.1       Consent of Most Horowtiz & Company, LLP
 27.1       Financial Data Schedule.


------------
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

** Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective December 11, 1998.

*** Incorporated by reference from Amendment No. 4 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-22413)

**** Previously filed.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1999


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

                                    Director
-----------------------------
David Jay

UNIVEC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997 FOR THE YEARS THEN ENDED

                           Univec, Inc. and Subsidiary

                   Index to Consolidated Financial Statements



                                                                     Page
                                                                     ----
Report of Independent Accountants .............................       F-2
Consolidated Balance Sheet - December 31, 1998                        F-3
Consolidated Statements of Operations - years ended
 December 31, 1998 and 1997 ...................................       F-4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 1998 and 1997 .............................       F-5
Consolidated Statements of Cash Flows - years ended
 December 31, 1998 and 1997 ...................................       F-6
Notes to Consolidated Financial Statements ....................    F-7 to F-15

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


9.   Stockholders' Equity

     Common stock

     During April 1997, the Company completed an initial public offering (Offering) of 1,725,000 shares of common stock and 2,587,500 redeemable common stock purchase warrants with proceeds of $4,996,542, net of expenses of $1,299,708. In addition, the Company issued an Underwriter's Warrant, for nominal consideration, to purchase 150,000 shares of common stock and 225,000 Redeemable Warrants, exercisable at $5.78, per share, and $.17, per warrant, respectively, commencing April 1998 through April 2003. Both the exercise price and number of shares issuable upon exercise of the Underwriter's Warrant are subject to adjustment for certain dilutive events. As of December 31, 1998, the exercise price has been decreased to $5.27, per share, and the number of shares issuable upon the exercise of the Underwriter's Warrant has been increased to 164,374.

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

     In December 1998, 30 shares of Series B were converted to 30,832 shares of common stock at an average price of $.973, per share.

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
                                                       --------
                                                       $206,703
                                                       ========

     Redeemable Common Stock Purchase Warrants

     Redeemable Common Stock Purchase Warrants (Redeemable Warrants) entitle each holder to purchase one share of common stock at an exercise price of $4.50, per share, through April 23, 2002. The Redeemable Warrants are subject to redemption, at any time, by the Company at $.05, per share, through April 23, 2002, provided the closing bid price of the common stock has been at least $8.00 for 20 consecutive trading days.

     In addition, both the exercise price and number of shares issuable upon exercise of the Redeemable Warrants are subject to adjustment for certain dilutive events. As of December 31, 1998, the exercise price has been decreased to $3.42, per share, and the number of shares issuable upon exercise of the Redeemable Warrants has been increased to 5,421,875.

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

     Reserved Shares

     As of December 31, 1998, the Company has reserved shares of common stock as follows:

      Redeemable Warrants                                            5,421,875
      Underwriter's warrant                                            389,374
      Options under the Plans                                        5,009,219
      Other Options                                                    195,001
      Series A conversions (a)                                         460,440
      Series B conversions (a)                                         734,928
      Series B warrants                                                112,500
                                                                    ----------
                                                                    12,323,427
                                                                    ==========

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

     During 1997, the Company granted 695,000 stock options under the Plans to consultants. In connection with these grants, the Company has recorded compensation of approximately $256,600 which was based on the fair value of the options at the time of grant.

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