Form 10QSB
period 1999-09-30
UNIVEC INC
filed 1999-11-15
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September  30, 1999

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

     As of November 11, 1999 the Issuer had 3,908,653 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet

                                                             September 30, 1999
                                                             ------------------
ASSETS:
Current assets:
Cash and cash equivalents                                        $   16,809
Accounts receivable                                                 422,355
Inventory                                                           873,218
Other current assets                                                 96,282
                                                                 ----------
     Total current assets                                         1,408,664

Fixed assets, net                                                 2,472,850

Other assets                                                         14,525
                                                                 ----------
     Total assets                                                $3,896,039
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabiities:
Accounts payable and accrued expenses                             1,625,032
Current portion of capitalized lease obligation                      48,338
Loans payable (including $136,000 to a shareholder/officer)         292,235
                                                                 ----------
     Total Current liabilities                                    1,965,605

Loan payable                                                         51,570
Capitalized lease obligation                                         13,013
                                                                 ----------
     Total Liabilites                                             2,030,188
                                                                 ----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      none issued and outstanding
     Series A 8% Cumulative Convertible Preferred Stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,387,460)                                                  2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares, issued and
      outstanding: 630 shares (aggregate liquidation value
      $669,813)                                                           1
     Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares, issued and
      outstanding: 250 shares (aggregate liquidation
      value $257,813)                                                     1
     Common stock $.001 par value; authorized: 25,000,000 shares;
      issued and outstanding: 3,788,653                               3,789
     Additional paid-in capital                                   7,163,594
     Accumulated deficit                                         (5,301,536)
                                                                 ----------
     Total stockholders' equity                                   1,865,851
                                                                 ----------
     Total liabilities and stockholders' equity                  $3,896,039
                                                                 ==========

          See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                       Three months ended              Nine months ended
                                                          September 30.                  September 30,
                                                     -----------------------     ---------------------------
                                                      1999           1998            1999            1998
                                                     ------         ------          ------          ------
Revenues:

Product sales                                      $  471,731     $  351,275     $ 1,763,720     $ 1,629,298
                                                   ----------     ----------     -----------     -----------
Expenses:
Cost of product sales                                 423,360        346,192       1,542,131       1,300,550
Marketing                                             118,015         62,817         550,611         334,083
Product development                                    15,086         67,643         107,076         243,425
General and administrative                            303,433        375,599         806,736         958,322
Interest expense & financing costs                     60,290         (2,280)         68,852           2,967
                                                   ----------     ----------     -----------     -----------
Total expenses, net                                   920,184        849,971       3,075,406       2,839,347
                                                   ----------     ----------     -----------     -----------
Net loss                                             (448,453)      (498,696)     (1,311,686)     (1,210,049)

Dividends attributable preferred stock                (52,440)       (48,064)       (156,383)       (130,944)

Dividend attributable preferred stock resulting
 from discount for beneficial conversion                            (215,134)        (18,260)       (215,134)
                                                   ----------     ----------     -----------     -----------
Loss attributable to common stockholders           $ (500,893)    $ (761,894)    $(1,486,329)    $(1,556,127)
                                                   ==========     ==========     ===========     ===========
Share information
   Basic and diluted earnings per share
     Net loss per share                            $     (.13)    $     (.25)    $      (.40)    $      (.52)
                                                   ==========     ==========     ===========     ===========
     Weighted average common stock outstanding      3,788,653      3,032,639       3,707,482       2,985,725
                                                   ==========     ==========     ===========     ===========

          See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                            Nine months ended September  30,
                                                           ---------------------------------
                                                               1999                 1998
                                                            -----------         -----------
Cash flows from operating activities:
Net loss                                                    $(1,311,686)        $(1,210,049)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Issuance of stock options to non-employees                                           85,061
Depreciation, amortization, and other non-cash charges          332,983             123,707
Changes in assets and liabilities:
Accounts receivable                                            (279,561)           (207,280)
Inventory                                                       216,119            (355,971)
Other current assets                                            (15,622)             41,042
Other  assets                                                                       (20,225)
Accounts payable and accrued expenses                           469,159             561,885
                                                            -----------         -----------
Net cash used in operating activities                          (588,608)           (981,830)
                                                            -----------         -----------

Cash flows from investing activities:
Purchase of fixed assets                                        (46,910)           (461,339)
                                                            -----------         -----------
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of expenses          209,990             624,751
Proceeds from loans payable                                     343,805
Payments of capitalized lease obligation                        (32,649)
                                                            -----------         -----------
Net cash provided by financing activities:                      521,146             624,751
                                                            -----------         -----------
Net decrease in cash and cash equivalents                      (114,372)           (818,418)

Cash and cash equivalents, beginning of year                    131,181           1,209,481
                                                            -----------         -----------
Cash and cash equivalents, end of year                      $    16,809         $   391,063
                                                            ===========         ===========

Supplemental disclosures:
  Cash paid during the year for:
   Interest                                                 $     7,175         $     3,321
   Income taxes                                             $     8,252         $    14,576

          See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

1. General:

    The unaudited consolidated financial statements included herein and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial information for the interim periods reported have been made. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis contained in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

2. Basic and Diluted Loss Per Share:

   Loss per share was computed based on the weighted average number of shares outstanding during the three and nine months ended September 30, 1999 and 1998.

3. Sales:

   As of September 30, 1999, the Company had undelivered sales on existing contracts of approximately $3,500,000, of which approximately $2,500,000 is deliverable through the year 2000 and $1,000,000 through the year ending December 31, 1999.

4. Stockholders' Equity:

   On July 1, 1999, the Company issued 44,444 shares of its common stock, which should have been issued on February 8, 1999, as fees in connection with the sale of the Series C Preferred Stock. The shares were valued at $62,666, their value as of February 8, 1999, and charged to additional paid-in capital.

5. Options:

   In September and October, 1999, the Company issued or agreed to issue options to purchase shares of common stock as follows:

   Ten year options to purchase 250,000 shares, at $.15, per share, to a law firm, and

   Ten year options to purchase 250,000 shares, each, to two officers at $.15, per share, under the 1996 Stock Option Plan

6. Subsequent Event:

   On October 4, 1999, 18 shares of Series B Preferred Stock were converted to 120,000 shares of common stock, at $.15, per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations

                               Three months ended                        Nine months ended
                                  September 30,                            September 30,
                      ------=----------------------------   ---------------------------------------
                         1999         1998       %change         1999           1998        %change
                         -----       -----        -----         -----           -----        -----
Net Sales            $ 471,731     $ 351,275        34%     $ 1,763,720     $ 1,629,298        8%
Cost of Sales          423,360       346,192        22%       1,542,131       1,300,550       19%
                     ---------     ---------                  ---------       ---------
Gross Margin            48,371         5,083       852%         221,589         328,748      (33%)
Marketing Expense      118,015        62,817        88%         550,611         334,083       65%
Product Development     15,086        67,643       (78%)        107,076         243,425      (56%)
General and
 Administrative        303,433       375,599       (19%)        806,736         958,322      (16%)
Interest Expense, Net  (60,290)        2,280      2744%         (68,852)         (2,967)    2221%
                      --------      ---------                  ---------        --------
Net Loss             ($448,453)    ($498,696)      (10%)    ($1,311,686)    ($1,210,049)       8%
                     =========     =========                ===========     ===========

   As illustrated in the table above, product sales in the 1999 periods increased by $120,456 and $134,422, respectively, over the comparable three month and nine month periods ended September 30, 1998. These increases resulted from an increased marketing effort which were effective in negotiating substantial contracts for product. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. All syringes were either produced in the Company's own production facility in New York or by its Portuguese contract manufacturer. The Company has increased its production capacity during this quarter by contracting with a manufacturer located in Korea to supply syringes for existing contracts.

   Under two existing agreements with customers to supply 41,000,000 and 14,000,000 syringes, as of September 30, 1999, approximately $2,500,000 and $1,000,000 were not shipped and are deliverable through the year 2000 and December 31, 1999, respectively.

   Gross margin for the three months ended September 30, 1999 has increased to 10%, as compared to 1% for the comparable 1998 period. This result was obtained through an increase in sales and a increase in the utilization of a contract manufacturer for production of syringes to fulfill contract demands. Gross margin on finished product purchased from the Portuguese or Korean manufacturer is significantly higher than at the Company's New York facility. Production in the Long Island, New York facility has not been fully utilized resulting in increased cost of sales for the three and nine months ended September 30, 1999, as compared to the comparable 1998 periods. As the Company continues to increase sources of production at a more favorable cost, gross margin should continue to improve.

   Marketing costs in 1999 increased $55,198 and $216,528 over the comparable three month and nine month periods, respectively, ended September 30, 1998. The increases were the results of efforts to obtain additional contracts for product sales.

   Product development expenses in 1999 decreased 78% and 56% over the comparable three and nine month periods, respectively, ended September 30, 1998. These decreases were due primarily to the management's decision to utilize its resources in the development of its production facility in 1998, and in 1999, to utilize its resources for marketing.

    As a result of the June, 1999 licensing agreement, Univec will be ready to manufacture and market a sliding sheath designed to protect health care workers in early 2000. The introduction of this new product is expected to increase sales and broaden the Company's customer base to include a domestic market.

    General and administrative costs in 1999 decreased by $72,166 and $151,586 for the comparable three month and nine month periods, respectively, ended September 30, 1998. These decreases were due primarily to a reduction in administrative personnel offset in part by an increase in professional fees and securities maintenance expense. The Company continues to implement cost reductions.

    Net interest expense increased by $62,570 and $65,885, respectively, for the 1999 periods as compared to the three and nine month periods ended September 30, 1998. Interest expense for the three and nine month periods ended September 30, 1999, primarily reflect payments of $2,066 and $5,100, respectively, of interest on the capital lease obligation which was not in effect during fiscal year 1998. Approximately $49,000, which is 82% and 72%, respectively, of the three and nine month periods ended September 30, 1999, represent costs associated with seeking debt financing arrangements. Although financing has not yet been secured, Univec is continuing to investigate various opportunities.

    The net loss for the three months ended September 30, 1999, decreased by 10% as compared to the 1998 three month period. This decrease is primarily the result of a substantial increase in sales offset in part by an accompanying low increase in cost of goods and a 19% reduction in general and administrative expenses. The 8% increase in net loss for the nine month period ended September 30, 1999, is reflective of an overall lower increase in product sales for that period. The increase in marketing expenses and the decrease in product development cost for both the three and nine month periods ended September 30, 1999 basically offset any impact on net loss.

Liquidity and Capital Resources

    The Company's working capital declined from $190,792 at December 31, 1998, to a deficit of $556,941 at September 30, 1999, primarily resulting from the net loss.

    Net cash used in operating activities decreased by $393,222 from $981,830 primarily due to a increase in accounts payable and accrued expenses and a decrease in inventory, offset by an increase in accounts receivable. Net cash from financing decreased by 17% resulting from the net proceeds of the sale of Series B Preferred Stock in 1998. With the marketing and sale of the new sliding sheath and increased production of the locking clip syringe, the Company anticipates that operating activities will generate a positive cash flow in early 2000.

The Company is pursuing debt financing to provide additional working capital and in the future will seek additional equity financing which will dilute existing shareholders. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, the Company's abiilty to raise equity financing may be hampered.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 27.1 Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ending September 30, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: November 15, 1999                       By: /s/ Joel Schoenfeld
                                              ----------------------------------
                                               Joel Schoenfeld
                                               Chief Executive Officer

Dated: November 15, 1999                       By: /s/ Marla Manowitz
                                              ----------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer