Form 10KSB
period 1999-12-31
UNIVEC INC
filed 2000-03-31
CIK 1029825

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-KSB

                             ---------------------
/ / Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999


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

                              ---------------------

                                 22 Dubon Court
                              Farmingdale, NY 11735
                                 (631) 777-2000
          (Address and telephone number of principal executive office)

                              ---------------------

       Securities registered under Section 12(b) of the Exchange Act: None

              Securities registered under Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

                              ---------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Revenues for the issuer's most recent fiscal year were $3,344,559.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 23, 1999 was $3,315,803.
                            ---------------------
                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 23 2000, the issuer had 4,986,697 shares of common stock, $.001 par value, outstanding.

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

     The Company's marketing efforts have been directed primarily to international relief agencies, including the International Red Cross, UNICEF, the Japanese Official Development Assistance Program, and the World Health Organization ("WHO"), as well as to public hospitals and health facilities in the United States. Pursuant to programs of international relief agencies, the Company has shipped its lcc locking clip syringe to over 72 countries. The Company also intends to market its locking clip syringes to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. The Company also plans to license its patents and proprietary manufacturing processes relating to its 1cc locking clip and other syringe designs. To stimulate demand for its safety syringes, the Company has initiated promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.


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

     Intravenous drug users, who share syringes or use syringes discarded by hospitals, medical clinics and laboratories, doctors or diabetic patients, are extremely susceptible to HIV, hepatitis and other blood-borne pathogens. An article in the May 1996 American Journal of Public Health for Disease Control written by an epidemiologist for the Center for Disease Control and Prevention (the "CDC") estimates that nearly half of all new HIV infections are occurring in intravenous drug users. In the United States, up to 30% of pregnant mothers infected with HIV transmit the virus to their babies, according to the CDC. Based on a study of children with HIV, who received care at Children's Hospital of Wisconsin, researchers estimated that the mean total lifetime costs of caring for a child with HIV was over $418,000. In Russia, where HIV-AIDS is nearly an epidemic because of intravenous drug use, Health Ministry figures suggest that it will cost at least $5 billion a year to treat Russia's AIDS patients in the year 2000 or 50% of Russia's projected budget for healthcare in that year.

As a result of the increase in the incidence of HIV-AIDS cases, there has also been considerable discussion concerning over-the-counter sales of non-prescription syringes and needle exchange programs, in which intravenous drug users exchange used syringes for sterile syringes. However, political and social concerns that over-the-counter sales of non-prescription syringes and needle exchange programs encourage and condone illegal drug use have limited the access of intravenous drug users to sterile syringes, including those with the added safety feature of a locking device to discourage reuse. Nevertheless, 41 states, including Connecticut, Florida, Ohio, Michigan, Texas and Virginia have legalized over-the-counter sales of non-prescription syringes.

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

     Since the introduction of the disposable syringe in the late 1950's, two types of features have been developed to deter the spread of blood-borne pathogens as a result of accidental or deliberate reuse of syringes -- needle-stick prevention devices and difficult to reuse syringes.

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

     The Company is developing larger size,aspirating and non-aspirating syringes for sale to hospitals, health clinics, and relief agencies in 2000. In general, hospitals and health clinics use more larger size syringes than 1cc syringes. Hospitals and clinics will have the choice of a syringe barrel with or without an extendible barrel sleeve.

     In March 1998, UNIVEC licensed rights to a United States patent for a pre-filled or unit-dose syringe which is similar in function to the Becton-Dickson UNIJECT syringe. The Company believes that its licensed design for a pre-filled syringe will compete successfully with the Becton-Dickinson UNIJECT design once it is developed.

     In October 1999, UNIVEC licensed rights to a United States patent for a sliding sheath to function on all standard syringes. The company believes that its licensed design for a safety syringe will compete successfully with the other safety syringes on the market. This design can be used on barrels of various sizes.

Sales, Marketing and Distribution

     The Company's marketing efforts have been directed primarily to international relief agencies, including the International Red Cross, UNICEF, the Japanese Official Development Assistance Program, and WHO, as well as to public hospitals and health facilities in the United States. Pursuant to programs of international relief agencies, the Company has shipped its lcc locking clip syringe to over 72 countries. The Company also intends to market its locking clip syringes to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. The Company also plans to license its patents and proprietary manufacturing processes relating to its 1cc locking clip and other syringe designs. To stimulate demand for its safety syringes, the Company plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies,
(ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

Production

     The Company's lcc locking syringes are being assembled by contract manufacturers in both Portugal and Korea. The Portuguese manufacturer also molds the Company's proprietary plungers. The Company owns stamping, assembly, and molding equipment at the Portuguese manufacturer. The Company is the sole customer of the Portuguese manufacturer.

     The Company also produces 1cc locking clip syringes at its Farmingdale, New York production facility. In addition, the Company entered into a contract with an OEM manufacturer domestically, West Pharmaceutical Services, to produce its patented clip plunger assembly. These assemblies can be shipped to standard syringe manufacturers around the world to produce Auto-Destruct Syringes. Currently Univec is shipping to approximately six syringe companies to produce their patented syringe.

     The Company's syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by the Company. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Sherwood, and other syringe manufacturers. A variety of domestic and foreign manufacturers supply the components for the Company's lcc locking clip syringe. The Company has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow barreled difficult to reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for some of the syringes sold by the Company have been manufactured by the Portuguese contract manufacturer. The company has been successful through other sources worldwide in purchasing barrels to increase the overall production capacity. In addition, the Company continues to send clip plunger assemblies produced in New York and at West Pharmaceutical Services to syringe manufacturers around the world to also increase overall production. The Company continues to pursue alternate sources of supply for components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on the Company's business.

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

     The Company was granted a U.S. patent for a hypodermic syringe having a retractable needle. The syringe has a retractable needle head which is provided to slide along longitudinal grooves in the barrel. In October 1999, the Company licensed rights to a United States patent to develop a functional sliding shield and has the irrevocable option, exercisable within three years to acquire an exclusive royalty bearing license.

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

     The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company's products are required to satisfy international manufacturing standards for sale in certain foreign countries. The Company's Portuguese contract manufacturer received final ISO 9002 Certification in March, 1999.

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

     For the years ended December 31, 1999 and 1998, the Company expended approximately $126,000 and $956,000, respectively, on product development expenses.

Employees

     As of March 23, 2000, the Company employed 12 persons, including one in sales and marketing, one in research and development, two in financial administration, and eight in production. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Description of Property.

     The Company occupies a manufacturing facility, administrative, and executive office in Farmingdale, New York (comprised of approximately 10,000 square feet of space) pursuant to a lease that expires in September 2003. Rental expense for the space is $70,967 per annum plus certain common charges and real estate tax escalations, subject to an increase of 3% per annum in each subsequent year.

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

Item 4  Submission of Matters to Vote of Security Holders.

     None.

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)(1) Since April 24, 1997, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") have traded on the Nasdaq SmallCap Market under the symbols "UNVC" and "UNVCW", respectively. During the period from April 21, 1999, through July 1, 1999, the Company's Common Stock and redeemable Common Stock Purchase Warrants traded under the symbols "UNVCE" and "UNVCWE", respectively, as a result of the late filing of the Form 10-KSB for 1998. Since July 2, 1999, the Company's common stock and warrants have been quoted on the over- the-counter bulletin board under the symbols "UNVC" and "UNVCW", respectively.

     Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter for 1998 and through July 1, 1999, and on the over-the-counter bulletin board from and after July 2, 1999.

                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
- -------------------------------------------------   ------------   -----------   -----------   -----------
March 31, 1998                                      $  1.875       $ 1.375       $ 0.625       $ 0.250
June 30, 1998                                       $  2.625       $ 1.625       $ 1.125       $ 0.313
September 30, 1998                                  $  2.188       $ 1.250       $ 1.250       $ 0.500
December 31, 1998                                   $  1.875       $ 1.250       $ 1.063       $ 0.500
March 31, 1999                                      $  1.375       $ 0.687       $ 0.875       $ 0.375
June 30, 1999                                       $  1.312       $ 0.625       $ 0.625       $ 0.312
September 30, 1999                                  $  1.187       $ 0.187       $   0         $   0
December 31, 1999                                   $  0.625       $ 0.187       $   0         $   0



     (2) As of March 23, 2000, there were 78 holders of record of the Common Stock and there were over 766 beneficial owners of the Common Stock as of that date.

     (3) During the fiscal year ended December 31, 1999, the Company sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Company, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

  1 In January, 1999, in consideration for the surrender for cancellation of performance stock options to purchase 250,000 shares of Common Stock previously granted to Mr. John Frank (Director),and 500,000 shares previously granted to Dr. Alan Gold (Director), the Company has granted to them options to purchase 250,000 shares of Common Stock and 500,000 shares of Common Stock at an exercise price of $1.75 per share, exercisable at any time on or before March 28, 2003. In addition, in consideration of services rendered to the Company, the stock options granted to Mr. John Frank on February 25, 1995, expiring February 23, 1999, to purchase 22,236 shares at a purchase price of $3.50 per share, was amended to extend the expiration date until February 22, 2009, and to change the exercise price to $1.75 per share.

  2 In June, 1999, in exchange for 10,000 shares of Common Stock, the Company entered into a licensing agreement valued at $11,250 with Unique Marketing Enterprises to develop, manufacture, and sell a sliding sheath product.

  3 In July, 1999, the Company issued an aggregate of 44,444 shares of its common stock valued at $62,666 and 25,000 warrants to purchase Common Stock valued at $5,000 as fees for services rendered to the Company as follows:
     11,111 common shares and 8,500 warrants to The Malachi Group, Inc., 11,111 common shares and 8,500 warrants to Mr. Peter Baxter, 11,111 common shares and 8,500 warrants to Zazoff Associates, and 11,111 common shares to The Progressive Group.

  4 In October, 1999, the Company granted ten year options at $.15 per share to purchase 250,000 shares of Common Stock to a law firm related to an agreement to compensate the firm for services rendered.

  5 In November , 1999, the Registrant granted options to purchase an aggregate of 2,124,124 shares of Common Stock at $.12 per share as follows: Joel Schoenfeld (Chairman) 1,700,524 as compensation for deferred payroll; John Frank(Director) 223,600 shares as repayment of a loan; and to Flora Schoenfeld (Treasurer) 200,000 shares as compensation for deferred payroll.

  6 In November, 1999, the Company granted options, expiring in five years to purchase 30,000 shares of Common Stock at $.50 per share to Matz-Blancato & Associates to provide public and government relation services to the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Results of Operations

                  Condensed Consolidated Results of Operations

                                          1999            1998        %Change
                                   -----------     -----------     -----------

Net Sales                          $ 3,344,559     $ 1,846,949              81
Cost of Sales                        2,885,863       1,180,196             145
                                   -----------     -----------     -----------

Gross Margin                           458,696         666,753             (31)
Marketing Expense                      647,773         696,311              (7)
Product Development                    125,535         956,354             (87)
General and
  Administrative                       977,142         919,452               6
Write off Accounts Payable            (239,573)
Interest Expense, Net                  106,761          (8,158)           1408
                                   -----------     -----------     -----------
Net Loss                           ($1,158,942)    ($1,897,206)            (39)
                                   ===========     ===========     ===========

     As illustrated in the table above, product sales for the year ended December 31, 1999 increased by $1,497,610 as compared to the year ended December 31, 1998. This increase resulted from marketing efforts which were effective in negotiating substantial new contracts for the sale of product. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes were either produced in the Company's own production facility in New York or by its Portuguese contract manufacturer. The Company increased its production capacity during 1999 by contracting with a manufacturer located in Korea to supply syringes for existing contracts.

   Under a substantial sales contract with the Government of Japan, 14,000,000 syringes were shipped during the fourth quarter of 1999. In addition, under a new contact, approximately $400,000 will be shipped during the first quarter of 2000. Under an existing contract during 1999 with one customer to supply 41,000,000 syringes, approximately 19,000,000 syringes were not shipped and will be deliverable through the year 2000.

   During the fourth quarter of 1999, product sales were $1,580,839, which is 47% of total product sales for the year. In addition, this increase in sales reflects an increase of more than 300% of the sales for the comparable fourth quarter period of 1998.

   Gross margin for the year ended December 31, 1999 decreased by 31% as compared to the year ending December 31, 1998. This decrease is a result of an increased cost of goods related to the substantial increase in product sales and to the increased overhead costs, specifically, increases in equipment depreciation, and freight-in, offset in part by a decrease in direct labor. In addition, production in the Long Island, New York facility has not been fully utilized resulting in the increased cost of sales. During the fourth quarter of 1999, gross margin was 15%, representing an increase over the prior three quarters of 1999. This increase was obtained through an increase in sales and the increase in the utilization of a contract manufacturer for the production of syringes. Gross margin on finished goods purchased from the Portuguese or Korean manufacturer is significantly higher than at the Company's New York facility. As the Company continues to increase sources of production at a more favorable cost, gross margin will continue to improve.

   Marketing costs in 1999 decreased $48,538 from 1998. The decrease is due to a reduction in expenses incurred for marketing consultants and travel, offset in part by an increase in warehouse expense. Marketing efforts during 1999 focused on generating new sales contracts and servicing existing contracts.

   Product development expense in 1999 decreased by $830,819 from 1998. This decrease was due primarily to the management's decision to utilize its resources for marketing and in developing alternative sources for product production.

   In June, 1999, Univec entered into a licensing agreement to develop, manufacture, and sell a sliding sheath to protect the health care worker. The introduction of this new product is expected to increase sales and broaden the Company's customer base to include a domestic market.

   General and administrative expenses in 1999 increased $57,690 from 1998. This increase is due primarily to an increase in accounting and legal expenses, offset in part by decreases in insurance expense, office expense, and payroll. The Company continues to implement cost reductions.

   Interest expense for 1999 increased by $114,919 as compared to 1998. Approximately $14,000 of interest expense reflect payments on a capital lease obligation which was not in effect during the year 1998. Approximately $57,000, which is 53% of total interest expense for 1999, represents costs associated with seeking debt financing arrangements. Although financing was not secured during the year 1999, a financing arrangement reflecting a sale-leaseback on capital equipment located in the New York facility was agreed upon on March 15, 2000.

   The write off of accounts payable of $239,573, primarily from the purchase of components from Sherwood Medical, originally purchased in 1998, is related to pending litigation between American Home Products, former parent company of Sherwood Medical, and Univec, Inc.

   The net loss for 1999 decreased by $738,264 as compared to 1998. This decrease is primarily the result of a decrease in product development expense and a write-off of accounts payable offset by a decrease in gross margin.

Liquidity and Capital Resources

   The Company's working capital declined from $190,792 at December 31, 1998 to a deficit of $103,051 at December 31, 1999, primarily resulting from the net loss.

   Net cash used in operating activities decreased by $682,020 from $1,125,764 for the year ended December 31, 1998, primarily due to an increase in sales and a decrease in inventory, offset by an increase in accounts receivable.

   Net cash provided by financing activities decreased by $106,065 in 1999 resulting from the proceeds of notes payable, net of repayments, and Series C Preferred Stock in 1999 being less than the proceeds of the Series B Preferred Stock in 1998. The Company's investing activities have consisted primarily of expenditures for production equipment which decreased during 1999 by $500,804 as compared to 1998.

   With the marketing and sale of new products and increased production of the locking clip syringe, the Company anticipates that operating activities will generate a positive cash flow in the year 2000. In March 2000, the Company has entered into a sale and leaseback arrangement to provide additional working capital and in the future will seek additional equity financing which will dilute existing shareholders. The delisting of the Company's common stock from the Nasdaq SmallCap Market may hamper the Company's ability to raise equity.

    As of March 29, 2000, Univec's software and its customers' and suppliers' software are "Year 2000" compliant.

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

Item 7. Financial Statements.

The financial statements follow Item 12 of this report.

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

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of the Company are as follows:


Name                 Age               Position
- ------------------  -----    ---------------------------------------
Alan Gold            53      Chief Executive Officer and a Director
Joel Schoenfeld      55      Chairman of the Board of Directors
                               President and a Director
Flora Schoenfeld     54      Treasurer and Secretary
John Frank           60      Director
Marla Manowitz       47      Chief Financial Officer
Richard Mintz        55      Director
Andrew Rosenberg     55      Director


     Alan H. Gold, M.D., has been Chief Executive Officer of the Company since November 30, 1999. and a Director of the Company since inception in August 1992. Prior to November, 1999, Dr. Gold served as President of the Company since July 1996, and as Chairman of the Board of Directors since March 18, 1999. Dr. Gold has been a plastic surgeon since 1972, and currently in private practice. Dr. Gold is a medical advisor to the UNDP.

     Joel Schoenfeld, the founder of the Company, had been Chief Executive Officer of the Company from its inception in August 1992 until November 30, 1999, and also served as Chairman of the Board of Directors until Dr. Alan Gold's election to the position on March 18, 1999. Since November, 1999, Mr. Schoenfeld has served as Chairman of the Board of Directors. Mr. Schoenfeld was the founder and President of J&B Schoenfeld, a global trading company whose main focus was on the import, export and processing of pelts and hides, specializing in trade with the USSR and Europe.

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

 . Mr. Schoenfeld was named in February, 1999 in a Federal Grand Jury Indictment filed in the United States District Court for the Southern District of Ohio, Western Division. The indictment alleges that Mr. Schoenfeld, along with four other persons named in the indictment, engaged in conspiracy, wire fraud, and laundering of monetary investments in connection with a commercial transaction in 1991. In November, 1999, Mr. Schoenfeld resigned as Chief Executive Officer and was elected to the position of Chairman of the Board of Directors.. Mr. Schoenfeld continues as an employee of the Company.

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

     John Frank has been a consultant to the Company in the areas of corporate development and strategic planning since its inception in August 1992. Mr. Frank has been Vice President, Strategy and Corporate Development of The Hartford Steam Boiler Inspection and Insurance Co. since February, 2000 and served as Chief Information Officer from August 1996 through February, 2000.

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

     Dr. Andrew Rosenberg has been a director of the Board of Directors since November 30, 1999. His appointment replaces Mr. David Jay, who retired as a
director due to health reasons.   Dr. Rosenberg serves as the Vice Chairman,
Department of Anesthesiology, Hospital for Joint Diseases, Orthopadic Institute and has acted as a consultant to the Company since 1998.

     All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Meetings of the Board of Directors and Information Regarding Committees

     The Board of Directors has one standing committee, an Audit committee, The Audit Committee is composed of Dr. Gold, and Mr. Frank . The duties of the Audit committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of the company, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit committee held two meetings in 1999.

     The Board of Directors held six meetings in 1999, which include special telephonic meetings as well as Unanimous Written Consent. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 1999.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 1999.


Item 10. Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended December 31, 1999 exceeded $100,000.

                                                  Annual Compensation             Long-Term Compensation
                                          ------------------------------------   -----------------------
                                                                Other Annual            Securities
  Name and Principal Position     Year          Salary          Compensation        Underlying Options
- ------------------------------   ------   -----------------   ----------------   -----------------------
Joel Schoenfeld, Chairman        1999        $  221,150(1)          --              1,700,524 (2)
Joel Schoenfeld                  1998        $  228,142(1)          --              2,145,000 (3)


(1) The Company accrues compensation expense for Joel Schoenfeld at a rate of $192,000 per annum, plus benefits, which include a car allowance (approximately $7,900 in 1999 and $9,200 in 1998) and life/disability/health and car insurance (approximately $21,250 in 1999 and $27,000 in 1998).

(2) For the year ending December 31, 1999, Mr. Schoenfeld converted his accrued payroll to options to purchase 1,700,524 shares of common stock at $.12 per share.

(3) Represents the following stock options; (a) options expiring March 28, 2003 to purchase 2,130,000 shares at an exercise price of $1.75 per share and
     (b) options expiring November 13, 2003 to purchase 15,000 shares at an exercise price of $1.50 per share. "Management - Stock Option Plan."

Employment Agreement

     Joel Schoenfeld serves as Chairman of the Board of Directors and as an employee of the Company pursuant to an employment agreement which expires on March 28, 2003. The agreement provides Mr. Schoenfeld with a salary of $192,000 per annum and life, disability and health insurance benefits. The Company also has agreed to reimburse Mr. Schoenfeld for automobile lease payments under his existing vehicle lease, or alternatively, to provide him with an automobile allowance of $10,800 per annum, and at the expiration of the vehicle lease, to pay him the fair market value of the vehicle if he elects to exercise the option to purchase the vehicle pursuant to the lease. The agreement contains a non-competition covenant that prohibits him, directly or indirectly, from engaging in a competitive business (as defined) for a period of twelve months following the termination of his employment. The foregoing restriction does not apply if the Company does not offer to extend or renew his employment following the expiration of his employment agreement on terms not less favorable to him than those set forth in his employment agreement.

Stock Options

     The following table contains information concerning the grant of stock options to Joel Schoenfeld ( the "Named Executive Officers") during the fiscal year ended December 31, 1999.

                      Number of Shares      Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price       Expiration
Name                       Granted                Fiscal Year              Per Share            Date
- -----------------   --------------------   -------------------------   ----------------   ---------------
Joel Schoenfeld            1,700,524(1)               64%                     $.12         Nov. 29,2003


(1) In November 1999, Joel Schoenfeld was granted the right to convert all or part of his claim of $203,063 for accrued compensation for 1998 and 1999 to a maximum of 1,700,524 shares, representing a price of $.12 per share.

The following table summarizes for each of the Named Executive Officers the total number of unexercised options, if any, held at December 31, 1999, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 1999. The value of the unexercised, in-the-money options at December 31, 1999, is the difference between their exercise or base price ($.12), and the fair market value of the underlying Common Stock on December 31, 1999. The closing bid price of the Common Stock on December 31, 1999 was $.3125

               AGGREGATED OPTION EXERCISES -- JANUARY 1, 1999 --
             DECEMBER 31, 1999 AND DECEMBER 31, 1999 OPTION VALUES


                                                                                         Value of Unexercised
                       Shares Acquired Upon            Number of Securities                  In-The-Money
                        Exercise of Options           Underlying Unexercised                  Options at
                        During Fiscal 1999         Options at December 31, 1999           December 31, 1999
                    ---------------------------   -------------------------------   ------------------------------
Name                 Number     Value Realized     Exercisable     Unexercisable     Exercisable   Unexercisable
- -----------------   --------   ----------------   -------------   ---------------   -------------   --------------
Joel Schoenfeld       None          None           3,845,524          None          $  327,351         None            None


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of March 23, 2000 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.


                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
------------------------------------------------  ----------------------------  -----------------------
Joel and Flora Schoenfeld(3) ..................            8,043,278(4)(5)              67.03% (6)
Alan H. Gold, M.D.(3) .........................            1,409,888(4)(7)              23.35% (8)
John Frank(9) .................................            1,299,375(10)                21.91% (11)
Marla Manowitz(12).............................               60,600(13)                       *
Richard Mintz(14)..............................              118,000(15)                       *
Andrew Rosenberg(16)...........................              114,000(17)                       *
All directors and executive officers as a group
 (7 persons) ..................................           11,045,141(18)(19)            77.97% (20)

* Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of March 15, 2000, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Except as otherwise stated, calculated on the basis of 4,986,697 shares of Common Stock issued and outstanding on March 15, 1999.

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

(5) Includes 6,575,524 shares upon exercise of presently exercisable options, 432,885 shares issuable upon conversion of Series A Preferred Stock, and 4,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants

(6) Calculated on the basis of 11,999,106 of Common Stock issued and outstanding.

(7) Includes 1,025,000 shares upon exercise of presently exercisable options and 27,555 shares issuable upon conversion of Series A Preferred Stock.

(8) Calculated on the basis of 6,039,252 shares of Common Stock issued and outstanding.

(9) Address is c/o The Hartford Steam Boiler Insurance & Inspection Co., P.O. Box 5204, One State Street, Hartford, Connecticut 06102-5024.

(10) Includes 778,236 shares issuable upon exercise of options, and 166,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants.

(11) Calculated on the basis of 5,930,933 shares of Common Stock issued and outstanding.

(12) Address is c/o the Company, 22 Dubon Court, Farmingdale, NY 11735.

(13) Includes 50,000 shares upon exercise of presently excerisable options.

(14) Address is c/o Sonic Industries, Inc., 225 Henrietta Avenue, Oceanside, New York 11572.

(15) Includes 50,000 shares upon exercise of presently exercisable options.

(16) Address is c/o the Company, 22 Dubon Court, Farmingdale, NY  11735.

(17) Includes 70,000 shares upon exercise of presently exercisable options.

     (18) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(19) Includes 9,179,200, shares issuable upon exercise of presently exercisable options. See footnotes (5)(7)(10)(13)(15) and (17).

(20) Calculated on the basis of 14,165,897 shares of Common Stock issued and outstanding.

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

     In November 1999, Joel Schoenfeld, the former Chief Executive Officer of the Company and current Chairman of the Board of Directors, and Flora Schoenfeld, Treasurer/ Secretary, were granted the right to convert $204,063 and $24,000, respectively, in accrued payroll due to them to common stock of the Company at $.12 per share. In addition, Mr. John Frank, Director, converted a loan of $25,000 due to him by the Company, plus interest and some expenses to 223,600 options to purchase common stock of the Company at $.12 per share which were exercised on January 28, 2000. On January 29, 2000, Mr. Schoenfeld exercised $50,000 in options due to him in exchange for 416,666 shares of Common Stock. Of the 416,000 common shares, 250,000 shares were sold to Mr. John Frank, in March, 2000 at a value of $30,000.

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits


  Exhibit                      Description
- ----------                     -----------
  3.1*      Restated Certificate of Incorporation of the Registrant.
  3.2*      By-laws of the Registrant, as amended.
  4.1*      Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC,
            Inc., a New York corporation.
  4.2*      Form of warrant between the Registrant and the underwriters of the Registrant's initial public offering.
  4.3*      Form of Warrant Agreement.
  4.4*      Specimen Common Stock Certificate.
  4.5*      Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.6*      Registration Rights Agreement.
  4.7**     Certificate of Designation of Series B Preferred Stock.
  4.8**     Form of Warrant Agreement between Company and Selling Securityholder.
  4.9**     Registration Rights Agreement between Company and Selling Securityholder.
 10.1*      O.E.M. Supply Agreement dated May 30, 1996, between the Registrant and Sherwood Medical
            Company ("Sherwood") (1).
 10.2*      Guaranty of Certain Stockholders of the Registrant in favor of Sherwood.
 10.3*      Equipment Lease dated May 30, 1996 between the Registrant and Sherwood.
 10.4*      Purchase Agreement dated as of June 27, 1996 between the Registrant and Paramount Financial
            Corporation.
 10.5*      Share Option Agreement dated June 5, 1995, between the Registrant and Leonard N. Tarr.
 10.6*      Amended 1996 Stock Option Plan of the Registrant.
 10.7***    Employment Agreement dated as of September 4, 1998 between the Registrant and Joel Schoenfeld.
 10.8*      Promissory notes of Dr. Alan H. Gold payable to Flora Schoenfeld.
 10.9****   Letter of Intent with Portuguese manufacturer.
 10.10****  1998 Stock Option Plan of the Registrant.
 21.1*      List of Subsidiaries.
 27.1       Financial Data Schedule.


- ------------
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

** Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective December 11, 1998.

*** Incorporated by reference from Amendment No. 4 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-22413).

**** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-22413).


(b) Reports on Form 8-K.

     The Company filed 8-K reports on March 22, 1999 and on April 6, 1999 reporting a change of independent auditor from Richard A. Eisner & Company, LLP to Most Horowitz & Company, LLP.

     On July 2, 1999, the Company filed an 8-K reporting UNIVEC's delisting from the Nasdaq Small Cap Market.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000


                                        UNIVEC, INC.



                                        By: s/ Alan Gold
                                           --------------------------------
                                           Alan Gold
                                           Chief Executive Officer
                                           (Principal Executive Officer)



     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant on March 30, 2000 in the capacities indicated.



       Signatures                                                 Title
       ---------                                                 -------
/s/ Alan Gold                                       Chief Executive Officer and a Director
------------------------                            (Principal Executive Officer)
Alan Gold, M.D.

/s/ Marla Manowitz                                  Chief Financial Officer
------------------------                            (Principal Financial and Accounting Officer)
Marla Manowitz

/s/ Joel Schoenfeld                                 Chairman and a Director
------------------------
Joel Schoenfeld.

/s/ John Frank                                      Director
------------------------
John Frank

/s/ Richard Mintz                                   Director
------------------------
Richard Mintz

/s/ Andrew Rosenberg                                Director
------------------------
Andrew Rosenberg, M.D.

                         UNIVEC, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1999 AND FOR THE TWO YEARS THEN ENDED

                   Index to Consolidated Financial Statements



                                                                     Page
                                                                 ----------
Report of Independent Accountants     .......................       F--2
Consolidated Balance Sheet  -  December 31, 1999                    F--3
Consolidated Statements of Operations -  years ended
 December 31, 1999 and 1998 .................................       F--4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 1999 and 1998 ...........................       F--5
Consolidated Statements of Cash Flows - years ended
 December 31, 1999 and 1998 .................................       F--6
Notes to Consolidated Financial Statements ..................   F--7 to F--15

Report of Independent Accountants

To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiary as of December 31, 1999 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.


New York, New York                  /s/   Most Horowitz & Company, LLP
February 23, 2000 (March 15, 2000,        -------------------------------
  as to Note 13)                          Most Horowitz & Company, LLP

                           Univec, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 1999


ASSETS:
Cash ...........................................................      $  129,640
Accounts receivable                                                      595,584
Inventory                                                                632,902
Other current assets                                                     147,582
                                                                     ------------
 Total current assets ..........................................       1,505,708

Fixed assets, net ..............................................       2,409,073
Other assets                                                              41,068
                                                                     ------------
 Total assets ..................................................    $  3,955,849
                                                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses ..........................    $  1,093,967
Deferred payroll-officers                                                235,864
Current portion of capitalized lease obligation                           49,803
Loans payable-current                                                    229,125
                                                                       ---------
 Total current liabilities .....................................       1,608,759

Capitalized lease obligation                                               3,888
Loan payable                                                             358,357
                                                                      ----------
 Total Liabilities .............................................       1,971,004
                                                                     -----------
Commitments and contingencies (Notes 2, 3, 8, 11, and 13)

Stockholders' equity (Note 9):
 Preferred stock $.001 par value; 4,995,500 shares authorized;
   none issued and outstanding: none
 Series A 8% Cumulative convertible preferred stock,-$.001 par value; authorized:  2,500 shares;  issued and outstanding:
   2072 shares (aggregate liquidation value:  $2,428,900)                      2
 Series B 5% cumulative convertible preferred stock- $.001 par value;  authorized: 1,000 shares; issued and outstanding:
   612 shares (aggregate liquidation value:  $659,507)..........               1
 Series C 5% cumulative convertible preferred stock - $.001 par value;  authorized:  1000 shares, issued and outstanding: 250
   shares (aggregate liquidation value $261,181)                               1
 Common stock $.001 par value;  authorized:  25,000,000 shares;
   issued and outstanding:  4,058,653 shares                               4,059
 Additional paid-in capital ....................................       7,129,574
 Accumulated deficit ...........................................      (5,148,792)
                                                                    ------------
 Total stockholders' equity ....................................       1,984,845
                                                                    ------------
 Total liabilities and stockholders' equity ....................    $  3,955,849
                                                                    ============

The accompanying notes are an integral part of the consolidated financial statements.
                                          F-3

                           Univec, Inc. and Subsidiary
                      Consolidated Statements of Operations
                     Years ended December 31, 1999 and 1998

                                                              1999              1998
                                                           ----------         --------
Revenues:
 Product sales .....................................     $  3,344,559        $  1,846,949
                                                          ------------        -----------
Expenses:
 Cost of product sales .............................         2,885,863          1,180,196
 Marketing .........................................           647,773            696,311
 Product development ...............................           125,535            956,354
 General and administrative ........................           977,142            919,452
 Write-off of accounts payable                                (239,573)
 Interest expense, net..............................           106,761             (8,158)
                                                           -----------         ----------
   Total expenses ..................................         4,503,501          3,744,155
                                                           -----------         ----------
   Net loss ........................................        (1,158,942)        (1,897,206)

Dividends attributable to preferred stock                     (209,145)          (181,323)
Dividends attributable to preferred stock resulting
 from discount from beneficial conversion feature              (18,206)          (215,314)
                                                           -----------         ----------
 Loss attributable to common stockholders ..........      $ (1,386,293)      $ (2,293,843)
                                                           ===========         ===========
Share information :
 Basic and diluted earnings per share
   Net loss per share ..............................     $       (.37)       $      (.74)
                                                           ===========         ===========
   Weighted average number of
    common shares outstanding ......................         3,776,517          3,082,764
                                                           ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                           F-4

                           Univec, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 1999 and 1998


                                    Series A Preferred   Series B Preferred   Series C Preferred   Common Stock
                                    ------------------   -----------------   -----------------   --------------
                                      Shares   Amount     Shares   Amount     Shares   Amount    Shares
Amount
Balance, January 1, 1998             1,919     $   2                                          2,981,769 $ 2,982

Stock dividend paid                    153
Sale of Series B Preferred stock                         750   $  1
Issuance of stock options to
  nonemployees
Common stock issued:
  Acquisition of fixed assets                                                                   410,000     410
  Consulting fees                                                                                27,667      28
  Bonuses to employees                                                                            4,000       4
  Conversion of Series B
   Preferred stock                                       (30)                                    30,832      31
Net loss
                                   -------    ------   ------   ------   ------    ------       ------    ------
Balance, December 31, 1998           2,072         2      720      1                          3,454,268   3,455

Sale of Series C Preferred Stock                                           250      $  1
Common stock issued:
  Consulting fees                                                                               344,444     344
  Conversion of Series B Preferred
    Stock                                                (108)                                  249,941     250
  Acquisition of license option
    (Note 8)                                                                                     10,000      10
Net Loss
                                   -------     -----     -----   -----   ------    ------     ---------   -----
Balance, December 31, 1999           2,072     $    2     612   $   1      250      $  1      4,058,653  $4,059
                                    ======     ======    ======   =====   ======    ======     ========  ======

                                           Additional                             Total
                                            Paid-in         Accumulated        Stockholders'
                                            Capital           Deficit             Equity
                                           -----------      --------------     -------------
Balance, January 1, 1998               $   5,266,163       $ (1,939,124)       $  3,330,023
Stock dividend paid                          153,520         (  153,520)
Sale of Series B Preferred Stock             613,875                                613,876
Issuance of stock options to
  nonemployees                                85,061                                 85,061
Common stock issued:
  Acquisition of fixed assets                613,870                                614,280
  Consulting fees                             36,785                                 36,813
  Bonuses to employees                         4,696                                  4,700
  Conversion of Series B
    Preferred Stock                              (31)
Net loss                                                     (1,897,206)         (1,897,206)
                                        -------------        -----------         -----------
Balance, December 31, 1998                 6,773,939         (3,989,850)          2,787,547

Sale of Series C Preferred Stock             209,989                                209,990
Common stock issued:
  Consulting fees                            134,656                                135,000
  Conversion of Series B Preferred
   Stock                                        (250)
  Acquisition of license                      11,240                                 11,250
Net loss ............................                       (1,158,942)          (1,158,942)
                                       -------------       -------------     ----------------
Balance, December 31, 1999 ...........   $ 7,129,574     $  (5,148,792)        $  1,984,845
                                       =============       ============       ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                          F-5

                                Univec, Inc. and Subsidiary
                           Consolidated Statements of Cash Flows
                          Years ended December 31, 1999 and 1998

                                                                       1999           1998
                                                                   -----------    -----------
Cash flows from operating activities:
 Net loss ......................................................   $(1,158,942)   $(1,897,206)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation, amortization and write-off of patents (1998) ..       288,568        228,256
   Issuance of common stock for services .......................       135,000        126,574
   Write-off of accounts payable ...............................      (239,573)
   Write-off of leasehold improvements .........................        14,569
Increase (decrease) in cash from:
   Accounts receivable .........................................      (452,790)      (142,794)
   Inventory ...................................................       456,435       (369,821)
   Other current assets and other assets .......................      (135,325)        45,274
   Accounts payable and accrued expenses .......................       427,019        869,384
   Deferred payroll-officers ...................................       235,864
                                                                   -----------    -----------
      Net cash used in operating activities ....................      (443,744)    (1,125,764)
                                                                   -----------    -----------
Cash flows from investing activities:
 Purchase of fixed assets (net of capital lease obligations
   of $94,000 in 1998) .........................................       (65,608)      (566,412)
                                                                   -----------    -----------

Cash flows from financing activities:
   Proceeds from loans payable .................................       527,507
   Proceeds of preferred stock, net of expenses ................       209,990        613,876
   Payment of loans payable ....................................      (189,377)       (57,000)
   Payments of capital lease obligations .......................       (40,309)
   Restricted funds ............................................        57,000
                                                                   -----------    -----------
      Net cash provided by financing activities ................       507,811        613,876
                                                                   -----------    -----------
      Net decrease in cash .....................................        (1,541)    (1,078,300)
Cash, beginning of period ......................................       131,181      1,209,481
                                                                   -----------    -----------
Cash, end of period ............................................   $   129,640    $   131,181
                                                                   ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest ......................................   $    16,235    $     2,717

Supplemental disclosures of noncash activities:
   Accounts payable converted to loan payable ..................   $   249,352
   Common stock issued for license option (Note 8)..............   $    11,250
   Common stock issued for purchases of fixed assets ...........                  $   614,280
   Stock dividend paid by issuance of 153 shares
     of Series A Preferred Stock ...............................                  $   153,520

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                           F-6

                           Univec, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

1. Nature of Operations

   Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, and resells medical devices on a global basis.

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

    Patent Rights and Royalties

    Patent rights acquired were capitalized and amortized on a straight line basis over an estimated useful life of seven years. Royalties based on future revenues will be charged to operations when and if they are incurred.

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

    Product Revenue Recognition

    Product sales are recognized when products are shipped. Although the Company warrants its products, it is unable to estimate the future costs relating to warranty expense and, as such, recognizes warranty expenses as incurred.

    Stock Based Compensation

    Compensation cost for stock, stock options, warrants, etc., issued to employees and non-employees is based on the fair value method.

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

3.   Accounts Receivable

     In December 1999, the Company entered into an agreement to sell selected accounts receivable to a factor. Under the agreement, the Company shall receive 75% of sold accounts as a deposit and the balance upon payment. These sales are subject to a 10% discount, but will receive a rebate of 6% if payment is made within 30 days, decreasing to 2% if payment is within 90 days. All accounts not paid within 90 days will be charged back to the Company. In addition, the Company has collateralized all accounts receivable and certain intangibles.

    As of December 31, 1999, the Company has sold accounts receivable of $97,793, all of which have been subsequently collected.

4.  Inventories

    Inventories consisted of the following:
       Raw material                             $ 377,168
       Work-in-process                            157,446
       Finished goods                              98,288
                                                ----------
                                                $ 632,902
                                                 =========

5.  Fixed Assets

    Fixed assets consisted of the following:

                                                             Estimated
                                                            useful lives
                                                              in years
                                                           -------------
         Factory equipment(1) ..........................         7           $ 2,967,591
         Office equipment ..............................         5                31,836
         Leasehold improvements ........................         5                15,672
         Furniture & Fixtures                                    5                 3,216
                                                                               ---------
                                                                               3,018,315
         Less accumulated depreciation .................                         609,242
                                                                               ---------
                                                                             $ 2,409,073
                                                                              ==========

(1) Includes construction in progress of $664,696

     Depreciation expense was $288,568 and $172,256 in fiscal 1999 and 1998, respectively.

6.  Loans Payable

    Loans payable consisted of:
    Loan payable to a vendor (Note 8)..........................      $249,352
    Loan payable to officer/director on
      demand, without interest (Note 13).......................       107,716
    Loan payable to a vendor on
      December 31, 2000, with interest
      at 10%, per annum (1)(2).................................        92,640
    Loan payable to a vendor (Note 8)..........................        80,433
    Loan payable on demand to a director,
      with interest at 6%, per annum (3).......................        26,835
    Loan payable to a vendor
      in equal monthly installments through
      June 2000, including interest............................        20,506
    Loan payable to a director on demand,
      without interest (4).....................................        10,000
                                                                     --------
                                                                      587,482
    Less:  Current loans payable...............................       229,125
                                                                     --------
                                                                     $358,357
                                                                     ========
(1)      Collateralized by certain patents

(2)      Guaranteed by a stockholder/officer up to $50,000

(3) To extend the due date, the Company granted a conversion to common stock at $.12, per share, the fair value of the common stock. In January 2000, the director converted and received 223,600 shares of common stock.

(4)      Guaranteed by a stockholder/officer

7.  Income Taxes

    For the years ended December 31, 1999 and 1998, the Company's deferred tax benefits (expenses) were as follows:

                                                1999            1998
                                            -----------      -----------
         Net operating loss carryforwards      $  94,000       $1,000,000
         Capitalized costs                       474,000         (185,000)
         Depreciation                           (183,000)         (90,000)
         Compensation                            (62,000)           5,000
         Patent                                   (3,000)
         Valuation allowance                    (320,000)        (730,000)
                                             ----------      ------------
                                                 None             None
                                             ==========      ============

    As of December 31, 1999. the tax effects of the components of deferred tax assets and liabilities were as follows:

         Deferred tax assets
            Net operating loss carryforwards .........    $  2,574,000
            Capitalized costs                                  122,000
            Compensation                                       110,000
            Patent ....................................         28,000
                                                          ------------
                Total deferred tax asset ...............     2,834,000

         Deferred tax liabilities
            Depreciation             ...................      (291,000)
                                                          ------------
                 Net deferred tax asset ................     2,543,000
         Valuation allowance .........................      (2,543,000)
                                                          ------------
                                                               None
                                                          ============

    As of December 31, 1999, realization of the Company's net deferred tax asset of approximately $2,543,000 was not considered more likely than not, and accordingly, a valuation allowance of $2,543,000 was provided.

     The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                                     1999             1998
                                                                  -----------      ----------
Expected income tax benefit ..................................   $  (394,000)    $  (645,000)
Change in valuation allowance arising in current year ........       320,000         730,000
State income tax benefit, net of federal income tax effect ...        74,000         (85,000)
                                                                 -----------       ----------
                                                                     None             None
                                                                 ===========       ===========

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $6,800,000 to reduce future taxable income expiring through 2014.

8.   Commitments and Contingency

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

     During both 1999 and 1998, the Company paid only minimum royalties of $60,000 under this agreement.

     In June 1999, the Company entered into a product development and licensing agreement with a corporation engaged to design, develop, and produce a functional component. The agreement provides an exclusive and irrevocable option, exercisable within three years, to acquire an exclusive license for the product. The Company is obligated to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 paid following the execution of the agreement. The advance royalty is nonrefundable and will be credited toward future royalty payments as they become due. In addition to the licensing fees, the Company issued 10,000 shares of common stock upon execution of the agreement, which was valued at $11,250. The agreement is for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years.

     Lease

   Effective October 1, 1998 the Company became committed under a lease for production, storage and office space through September, 2003. The lease provides for annual rent and additional rents for the Company's pro rata share of real estate taxes, liability insurance, maintenance, etc. In addition, the lease is renewable for an additional five years.

     Total rent expense for 1999 and 1998 was $69,853 and $64,162, respectively.

     As of December 31, 1999, the minimum future rent payments, exclusive of the renewal, was:

                  Year Ended
               December 31,
                -------------
                 2000                                         $ 71,499
                 2001                                           73,641
                 2002                                           75,852
                 2003                                           58,168
                                                             ---------
                                                              $279,160
                                                             =========

     Employment Agreements

     In September 1998, the Company amended its employment agreements with two officers through February 2003, requiring aggregate annual compensation of $233,600, plus annual increases of 10%. The agreements also provide for life, disability and health insurance.

     Purchase Commitments

     As of December 31, 1999, the Company was committed to purchase components for an aggregate of $380,000 through July 2001. In January, 1999, the Company borrowed $94,000 from the supplier payable with interest of $19,000 based on production over the commitment period.

9.   Stockholders'Equity

     Common Stock

     In September 1998, the Company purchased equipment valued at $539,280 in exchange for 360,000 shares of common stock

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

     In January 1999, the Company issued 150,000 shares of common stock to a consultant for services valued at $112,500.

     In July 1999, the Company issued an aggregate of 44,444 shares of common stock to four consultants for services valued at $62,666.

     In November 1999, the Company issued 150,000 shares of common stock to a consultant for services valued at $22,500.

     Preferred Stock

     Series A Cumulative Convertible Preferred Shares (Series A) are entitled to receive, prior to the payment of cash dividends to the common stock, a cumulative dividend of $80, per share, per annum, and may be redeemed by the Company, at $1,000, per share. In addition, Series A stockholders are entitled to a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Further, each share of Series A is convertible into 222.22 shares of common stock.

     In March 1998, the Board of Directors declared a dividend to stockholders of Series A, as of December 31, 1997, of $153,520 payable by the issuance of 153 shares of Series A.

     In 1998, the Company designated Series B 5% Cumulative Convertible Preferred Shares (Series B) which are entitled to receive, prior to the payment of dividends to the Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed at the option of the Company, at $1,000, per share. In addition, Series B stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series B, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10, as amended, or 85%, decreasing to 75%, of market value, as defined, through February 2001, as amended.

    In July 1998, the Company issued 750 shares of Series B and warrants to purchase 112,500 shares of common stock in exchange for $613,876, net of offering expenses of $136,124. The Company has allocated $215,314 of the net proceeds to the beneficial conversion feature of the Series B and treated the resulting discount as a preferred dividend. These warrants are exercisable at $2.15, per share, through July 2001. Upon issuance of the Series C, the exercise price of these warrants was amended to $1.92, per share, through February 2002.

    In December 1998, 30 shares of Series B 5% were converted to 30,832 shares of common stock at an average price of $.973, per share.

    In January, February and March 1999, 30 shares of Series B were converted to 129,941 shares of common stock at an average price of $.69, per share.

    In October 1999, 18 shares of Series B were converted to 120,000 shares of common stock at a price of $.15, per share.

    In March 2000, 120,000 shares of Series B were converted to 277,778 shares of common stock at an average price of $.43, per share.

    In February 1999,the Company designated Series C 5% Cumulative Convertible Preferred Shares (Series C) which are entitled to receive, prior to the payment of dividends to the Series B, Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed a the option of the Company, at $1,000,per share. In addition, Series C stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series C, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10 or 85%, decreasing to 75%, of market value, as defined, through July 2001.

    On February 8, 1999, the Company issued 250 shares of Series C and warrants to purchase 37,500 shares of common stock in exchange for $209,990, net of offering expenses of $40,010. The Company has allocated $18,206 of the net proceeds to the beneficial conversion feature of the Series C and treated the resulting discount as a preferred dividend. These warrants are exercisable at $1.92, per share, through February 2002.

    Holders of preferred shares have no voting rights.

    As of December 31, 1999, cumulative dividends in arrears on preferred stock were:

                  Series A                           $356,900
                  Series B                             47,507
                  Series C                             11,181
                                                     --------
                                                     $415,588
                                                     ========

    Redeemable Common Stock Purchase Warrants

    The Company has 2,587,500 Redeemable Common Stock Purchase Warrants (Redeemable Warrants) outstanding entitling each holder to purchase one share of common stock at an exercise price of $4.50, per share, through April 23, 2002. The Redeemable Warrants are subject to redemption, at any time, by the Company at $.05, per share, through April 23, 2002, provided the closing bid price of the common stock has been at least $8.00 for 20 consecutive trading days.

    In addition, both the exercise price and number of shares issuable upon exercise of the Redeemable Warrants are subject to adjustment for certain dilutive events. As of December 31, 1999, the exercise price has been decreased to $2.18, per share, and the number of shares issuable upon exercise of the Redeemable Warrants has been increased to 8,505,877.

    Underwriter's Warrants

    The Company has an outstanding Underwriter's Warrant to purchase 150,000 shares of common stock and 225,000 Redeemable Warrants, exercisable at %5.78, per share, and $.17,per warrant, respectively, commencing April 1998 through April 2003. Both the exercise price and number of shares issuable upon exercise of the Underwriter's Warrant are subject to adjustment for certain dilutive events. As of December 31, 1999, the exercise price has been decreased to $5.52, per share, and the number of shares issuable upon the exercise of the Underwriter's Warrant has been increased to 156,929.

    Options

    As of January 1, 1998, the Company had outstanding options outside the Plan to purchase 55,672 shares of common stock, exercisable at $3.50, per share, through 2009.

    In September 1998, the Company granted stock options outside the Plan to acquire 60,715 and 78,704 shares of common stock, exercisable at $2 and $3, per share, respectively, through September 15, 2001, to a consultant and valued the compensation at $85,061.

    In July 1999, the Company issued warrants to purchase 25,000 shares of common stock as part of the Series C financing arrangement, exercisable at $2.15, per share, through August 1, 2001, and were valued at $5,000.

    On September 30, 1999, the Company issued an option outside the Plan to purchase 250,000 shares of common stock to a vendor, exercisable at $.15, per share, through September 2009, payable by reduction of an amount due the vendor. The shares which may be exercisable under the option, are subject to certain restrictions and, upon the common stock of the Company achieving a certain price, all unexercised options shall be exchanged for the remaining amount due the vendor of approximately $250,000. In February 2000, the vendor exercised options to purchase 10,000 shares at $.15, per share.

    On November 12, 1999, the Company issued an option to purchase 30,000 shares of common stock to a consultant, exercisable at $.50, per share, through November 12, 2004. The options may be exercised in whole or in part on or after January 3, 2000, and are included in the conditions and terms of a six month consulting agreement.

    Reserved Shares

    As of December 31, 1999, the Company has reserved shares of common stock as follows:

         Redeemable Warrants                                  8,505,877
         Underwriter's warrant                                  381,929
         Options under the Plan                               5,009,219
         Other Options                                        2,624,215
         Series A conversions (a)                               460,440
         Series B conversions (a)                             2,798,353
         Series C conversions (a)                             1,143,118
         Series B warrants                                      112,500
         Series C warrants                                       37,500
         Litigation reserve                                     250,000
                                                             ----------
                                                             21,323,151
                                                             ==========

         (a)  assumes conversions as of December 31, 1999.

10.  Stock Option Plans

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

    In December 1998, the Company adopted the 1998 Stock Option Plan (98 Plan), under which the Company may grant options to purchase 300,000 of common stock to employees, directors, independent contractors and consultants of the Company. The 98 Plan is similar to the Plan and authorizes the issuance of ISO's, NQSO's and Stock Appreciation Rights.

    In connection with the amended employment agreements (Note 8), existing options to acquire an aggregate of 2,330,000 shares were cancelled and the Company has replaced them with ISO's to acquire 2,330,000 shares at $1.75, per share, through March 28, 2003.

    In January 1999, existing options to acquire an aggregate of 750,000 shares of common stock have been replaced with ISO's to acquire 750,000 shares, exercisable at $1.75, per share, through March 28, 2003.

    In October 1999, the Company issued ten year options to purchase 250,000 shares, each, to two officers of the Company at $.15, per share, under the Plan.

   The following table summarizes the activity of the Plans for 1999 and 1998.

                                                                  1999                           1998
                                                     -------------------------------   ------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                        Shares           Price         Shares        Price
                                                      ----------      -----------     ---------    ------------
Options outstanding, beginning of year ...........     3,849,000        $2.35        4,295,000      $3.10
Granted...........................................     1,250,000        $1.11        2,384,000      $1.74
Canceled or lapsed ...............................      (750,000)       $3.50       (2,830,000)     $3.50
                                                      ----------    --------------  -----------  --------------
Options outstanding, end of year .................     4,349,000,       $1.79        3,849,000      $2.35
                                                      ==========    ==============  ===========  ==============
Options exercisable, end of year .................     3,404,000        $1.73        3,304,000     $2.13
                                                      ==========    ==============  ==========   ==============
Options available for grant, end of year .........       660,219                     1,160,219
                                                      ==========                    ==========
Weighted-average fair value of options granted
 during the year .................................      $1.11                       $     1.74
                                                      ==========                    ==========

     The following table summarizes information about stock options outstanding under the Plan at December 31, 1999:

                                         Weighted
                                          Average                                Weighted
                                         Remaining                                Average
   Range of          Outstanding        Contractual        Exercisable          Exercisable
Exercise Prices        Options             Life              Options              Price
  ---------          ----------         ----------          ----------          ----------
$2.00                     170,000          5.60              170,000               $2.00
$3.50                     295,000          6.50                                    $3.50
$1.75                   3,330,000          3.25            3,330,000               $1.75
$1.50                      54,000          4.00               54,000               $1.50
$0.15                     500,000          9.75              100,000               $0.15
                      -----------        --------         -----------         ----------
$0.15 to $3.50          4,349,000          4.32            3,654,000               $1.70
                      ===========        ========         ===========         ==========

11. Litigation

    In February 1998, the Company commenced an action against a former supplier for damages for breach of contract for their failure to deliver contracted purchases of 100,000,000 components. In connection with this action, as of December 31, 1999, the Company wrote-off accounts payable to the supplier of $237,412.

    In January 2000, the Company was notified that a former consultant is planning to assert a claim against the Company seeking payments of consulting fees in the amount of: (1) $4,000, per month, for eight years, (2) 250,000 shares of the Company's common stock, (3) costs and (4) damages of an unspecified amount. The Company and counsel do not believe the fees are due and will vigorously defend such claim

12. Concentrations

    The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is t maintain funds only with reputable financial institutions.

    During 1999 and 1998, product sales to two and one customer(s) were approximately 75% and 80%, respectively, of total product sales. As of December 31, 1999, accounts receivable from one customer was approximately 79% of total accounts receivable.

    During 1998, approximately 85% of total purchases were from one supplier. In 1999, the same supplier provided approximately 53% of total purchases.

13. Subsequent Events

    In January 2000, an officer/director exercised options for 416,666 shares of common stock at $.12, per share, and resold 250,000 of such shares to a director for $30,000.

   In February 2000, the Company issued options to purchase an aggregate of 3,430,000 shares of common stock at $.59, per share, to officers and directors and 55,941 options to purchase common stock at $.59, per share, to a consultant.

    On March 15, 2000, the Company sold equipment for an aggregate sales price of $363,777, net of expenses of $71,223. The Company then leased back the equipment requiring equal monthly payments for three years.