Form 10KSB/A
period 1999-12-31
UNIVEC INC
filed 2000-04-27
CIK 1029825

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-KSB/A

                                AMENDMENT NO. 1

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

     In February 2000, a former consultant commenced an action against the Company and its directors, alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock,
(2) $400,000 and (3) costs of this action. The Company and counsel do not believe the fees are due and will vigorously defend this action.

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

   The write off of accounts payable of $239,573, primarily from the purchase of components originally purchased in 1998 from Sherwood Medical, is related to pending litigation between American Home Products, former parent company of Sherwood Medical, and Univec, Inc.

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

     Mr. Schoenfeld was named in February, 1999 in a Federal Grand Jury Indictment filed in the United States District Court for the Southern District of Ohio, Western Division. The indictment alleges that Mr. Schoenfeld, along with four other persons named in the indictment, engaged in conspiracy, wire fraud, and laundering of monetary investments in connection with a commercial transaction in 1991. In November, 1999, Mr. Schoenfeld resigned as Chief Executive Officer and was elected to the position of Chairman of the Board of Directors. Mr. Schoenfeld continues as an employee of the Company.

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

     John Frank has been a consultant to the Company in the areas of corporate development and strategic planning since its inception in August 1992. Mr. Frank has been Vice President, Strategy and Corporate Development of The Hartford Steam Boiler Inspection and Insurance Co. since February, 2000 and served as Chief Information Officer from August, 1996 through February, 2000.

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

Stock Options

     The following table contains information concerning the grant of stock options to Joel Schoenfeld (the "Named Executive Officers") during the fiscal year ended December 31, 1999.

                      Number of Shares      Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price       Expiration
Name                       Granted                Fiscal Year              Per Share            Date
-------------------   --------------------   -------------------------   ----------------   ---------------
Joel Schoenfeld            1,700,524(1)               64%                     $.12         Nov. 29,2003

(1) In October 1999, Joel Schoenfeld was granted the right to convert all or part of his claim of $204,063 for accrued compensation for 1998 and 1999 to a maximum of 1,700,524 shares, representing a price of $.12 per share.

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
 Basic and diluted loss per share
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

    As of December 31, 1999, the Company has sold accounts receivable of $97,793, all of which have been subsequently collected.

4.  Inventories

    Inventories consisted of the following:
       Raw material                             $ 377,168
       Work-in-process                            157,446
       Finished goods                              98,288
                                                ---------
                                                $ 632,902
                                                =========
5.  Fixed Assets

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
                                                                               ---------
                                                                             $ 2,409,073
                                                                              ==========

(1) Includes construction in progress of $664,696

     Depreciation expense was $288,568 and $172,256 in fiscal 1999 and 1998, respectively.

6.  Loans Payable

    Loans payable consisted of:
    Loan payable to a vendor (Note 8)..........................      $249,352
    Loan payable to officer/director on
      demand, without interest (Note 13) (1)...................       107,716
    Loan payable to a vendor on
      December 31, 2000, with interest
      at 10%, per annum (2) (3)................................        92,640
    Loan payable to a vendor (Note 8)..........................        80,433
    Loan payable on demand to a director,
      with interest at 6%, per annum (4).......................        26,835
    Loan payable to a vendor
      in equal monthly installments through
      June 2000, including interest............................        20,506
    Loan payable to a director on demand,
      without interest (5).....................................        10,000
                                                                     --------
                                                                      587,482
    Less:  Current loans payable...............................       229,125
                                                                     --------
                                                                     $358,357
                                                                     ========

(1) Included $50,000 of deferred payroll which was converted to common stock in 2000 (Note 13)

(2)  Collateralized by certain patents

(3)  Guaranteed by a stockholder/officer up to $50,000

(4) To extend the due date, the Company granted a conversion to common stock at $.12, per share, the fair value of the common stock. In January 2000, the director converted and received 223,600 shares of common stock.

(5)  Guaranteed by a stockholder/officer

7.  Income Taxes

    For the years ended December 31, 1999 and 1998, the Company's deferred tax benefits (expenses) were as follows:

                                                1999            1998
                                            -----------      -----------
         Net operating loss carryforwards      $ 474,000       $1,000,000
         Capitalized costs                      (183,000)        (185,000)
         Depreciation                            (62,000)         (90,000)
         Compensation                             94,000            5,000
         Patent                                   (3,000)
         Valuation allowance                    (320,000)        (730,000)
                                             ----------      ------------
                                                 None             None
                                             ==========      ============

    As of December 31, 1999. the tax effects of the components of deferred tax assets and liabilities were as follows:

         Deferred tax assets
            Net operating loss carryforwards .........    $  2,574,000
            Capitalized costs                                  122,000
            Compensation                                       110,000
            Patent ....................................         28,000
                                                          ------------
                Total deferred tax asset ...............     2,834,000

         Deferred tax liabilities
            Depreciation             ...................      (291,000)
                                                          ------------
                 Net deferred tax asset ................     2,543,000
         Valuation allowance .........................      (2,543,000)
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

     In October 1999, the Company granted an officer/director the right to convert deferred payroll of $204,063 into 1,700,524 shares of common stock at $.12 per share (Note 13).

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

    Underwriter's Warrants

    The Company has an outstanding Underwriter's Warrant to purchase 150,000 shares of common stock and 225,000 Redeemable Warrants, exercisable at $5.78, per share, and $.17,per warrant, respectively, commencing April 1998 through April 2003. Both the exercise price and number of shares issuable upon exercise of the Underwriter's Warrant are subject to adjustment for certain dilutive events. As of December 31, 1999, the exercise price has been decreased to $5.52, per share, and the number of shares issuable upon the exercise of the Underwriter's Warrant has been increased to 156,929.

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

    Reserved Shares

    As of December 31, 1999, the Company has reserved shares of common stock as follows:

         Redeemable Warrants                                  8,505,877
         Underwriter's warrant                                  381,929
         Options under the Plan                               5,009,219
         Other options and warrants                             500,091
         Loans payable and deferred payroll                   2,124,124
         Series A conversions (a)                               460,440
         Series B conversions (a)                             2,798,353
         Series C conversions (a)                             1,143,118
         Series B warrants                                      112,500
         Series C warrants                                       37,500
         Litigation reserve                                     250,000
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

   The following table summarizes the activity of the Plans for 1999 and 1998.

                                                                  1999                           1998
                                                     -------------------------------   ------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                        Shares           Price         Shares        Price
                                                      ----------      -----------     ---------    ------------
Options outstanding, beginning of year ...........     3,849,000        $2.35        4,295,000      $3.10
Granted...........................................     1,250,000        $1.11        2,384,000      $1.74
Canceled or lapsed ...............................      (750,000)       $3.50       (2,830,000)     $3.50
                                                      ----------    --------------  -----------  --------------
Options outstanding, end of year .................     4,349,000,       $1.79        3,849,000      $2.35
                                                      ==========    ==============  ===========  ==============
Options exercisable, end of year .................     3,404,000        $1.71        3,304,000      $2.16
                                                      ==========    ==============  ==========   ==============
Options available for grant, end of year .........       660,219                     1,160,219
                                                      ==========                    ==========
Weighted-average fair value of options granted
 during the year .................................      $1.11                       $     1.74
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

13. Subsequent Events

    In January 2000, an officer/director converted deferred payroll of $50,000 into 416,666 shares of common stock at $.12, per share, and resold 250,000 of such shares to a director for $30,000.

   In February 2000, the Company issued options to purchase an aggregate of 3,430,000 shares of common stock, exercisable through February 2003, at $.59, per share, to officers and directors and 55,941 options to purchase common stock, exercisable through February 2003, at $.59, per share, to a consultant.

    On March 15, 2000, the Company sold equipment for an aggregate sales price of $363,777, net of expenses of $71,223. The Company then leased back the equipment requiring equal monthly payments for three years.