Form 10QSB
period 2000-03-31
UNIVEC INC
filed 2000-05-15
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

                                 (631) 777-2000
                 (Issuers Telephone Number, Including Area Code)


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

     As of May 10, 2000 the Issuer had 5,101,529 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                           UNIVEC, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX






PART 1.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - March 31, 2000                                   3

         STATEMENT OF OPERATIONS - Three months ended
            March 31, 2000 and 1999                                       4

         STATEMENT OF CASH FLOWS - Three months ended
            March 31, 2000 and 1999                                       5

         NOTES TO FINANCIAL STATEMENTS                                    6

ITEM 2   PLAN OF OPERATION                                                7

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                 8

SIGNATURES                                                                8

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet


                                                            March 31, 2000
                                                           ----------------
ASSETS:
Current assets:
Cash and cash equivalents                                    $   222,607
Accounts receivable                                              682,216
Inventory                                                        535,822
Other current assets                                              99,899
                                                             -----------
     Total current assets                                      1,540,544

Fixed assets, net                                              1,639,680

Other assets                                                      86,067
                                                             -----------
     Total assets                                            $ 3,266,291
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                        $   954,607
Current portion of capitalized lease obligations                 186,910
Deferred payroll-officers                                        281,029
Loans payable-current                                            249,897
                                                             -----------
     Total Current liabilities                                 1,672,443

Loans payable                                                    279,386
Capitalized lease obligation                                     290,000
                                                             -----------
     Total Liabilities                                         2,241,829
                                                             -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,470,340)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 452 shares (aggregate liquidation value:
      $506,787)                                                        1
     Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $264,306)                                                 1
     Common stock $.001 par value; authorized: 25,000,000 shares;
      issued and outstanding: 5,081,529                            5,081
     Additional paid-in capital                                7,270,590
     Accumulated deficit                                      (6,251,213)
                                                             -----------
     Total stockholders' equity                                1,024,462
                                                             -----------
     Total liabilities and stockholders' equity              $ 3,266,291
                                                             ===========

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)


                                                Three months ended March 31,
                                               ------------------------------
                                                   2000               1999
                                               -----------         ----------
Revenues:
  Product sales                                $   839,409         $  349,166
                                               -----------         ----------
Expenses:
  Cost of product sales                            750,743            307,737
  Marketing                                        120,930            179,341
  Product development                               19,423             45,210
  General and administrative                       248,520            255,354
  Interest expense, net                              7,970              5,805
                                               -----------         ----------
     Total operating expense                     1,147,586            793,447
                                               -----------         ----------
     Operating loss                               (308,177)          (444,281)

     Loss on sale of equipment                    (794,244)
                                               -----------         ----------
     Net loss                                   (1,102,421)          (444,281)

Dividends attributable to preferred stock          (51,845)           (51,503)
Dividends attributable to preferred stock
  resulting from discount from beneficial
  conversion feature                                                  (18,260)
                                               -----------         ----------

Loss attributable to common stockholders       $(1,154,266)        $ (514,044)
                                               ===========         ==========
Share information:

  Basic net loss per share                     $      (.25)        $     (.15)
                                               ===========         ==========
Weighted average number of
    common shares outstanding                    4,588,417          3,525,422
                                               ===========         ==========

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                                 Three months ended March 31,
                                                          ----------------------------------------
                                                               2000                       1999
                                                          --------------              ------------
Cash flows from operating activities:
Net loss                                                   $ (1,102,421)               $ (444,281)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Loss on sale of equipment                                    794,244
   Depreciation, amortization, and other non-cash charges        83,023                   106,588
Increase (decrease) in cash from:
   Accounts receivable                                          (86,632)                  (78,113)
   Inventory                                                     97,080                   130,751
   Other current assets and other assets                          2,684                     9,238
   Accounts payable and accrued expenses                       (106,355)                 (221,779)
   Deferred payroll-officers                                     95,165
                                                           ------------                ----------
      Net cash used in operating activities                    (223,212)                 (497,596)
                                                           ------------                ----------
Cash flows from investing activities:
   Purchases of fixed assets (net of capital lease
      obligations of $435,000 in 2000)                           (2,950)                  (11,783)
                                                           ------------                ----------
Cash flows from financing activities:
   Proceeds from sale of equipment (net of expenses
      of $74,223)                                               360,777
   Proceeds from sale of preferred stock, net of expenses                                 209,990
   Proceeds from loans payable                                                            315,000
   Payment of loans payable                                     (29,867)
   Payments of capitalized lease obligations                    (11,781)                  (10,560)
                                                           ------------                ----------
      Net cash provided by financing activities:                319,129                   514,430
                                                           ------------                ----------
      Net increase in cash                                       92,967                     5,051

Cash, beginning of period                                       129,640                   131,181
                                                           ------------                ----------
Cash, end of period                                        $    222,607                $  136,232
                                                           ============                ==========



See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations:

    Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, and resells medical devices on a global basis.

2. Summary of Significant Accounting Policies:

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended December 31, 1999. Interim results are not necessarily indicative of the results for a full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Net Loss Per Share:

    Basic net loss per share was computed based on the weighted average number of shares outstanding during the three months ended March 31, 2000 and 1999. Dilutive net loss per share has not been presented because it was anti-dilutive.

4. Stockholders' Equity:

    During March 2000, a total of 160 shares of Series B Preferred Stock were converted to 372,610 shares of common stock at an average price of $.43, per share.

5. Options:

    In January 2000, an officer/director converted deferred payroll of $50,000 into 416,666 shares of common stock at $.12, per share, and resold 250,000 of such shares to a director for $30,000.

    In February 2000, the Company issued options to purchase an aggregate of 3,430,000 shares of common stock, exercisable through February 2003, at $.59, per share, to officers and directors and 55,941 options to purchase common stock exercisable through February 2003, at $.59, per share, to a consultant.

    In February and April/May 2000, a vendor exercised its options to purchase 10,000 and 20,000, respectively, shares of common stock at $.15, per share, in exchange for a reduction in a loan payable to the vendor.

6. Sale and Leaseback:

    On March 15, 2000, the Company sold equipment for an aggregate sales price of $360,777, net of expenses of $74,223, and leased back the equipment. The lease requires equal monthly payments of $12,083 for three years. In addition, the Company granted a warrant to purchase 30,000 shares of common stock exercisable at $.391, per share, through March 15, 2003.

    The Company has capitalized the lease and recorded the lease obligations and related assets at the lower of the present value of the net minimum lease obligations or the fair value of the related assets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations

                                                Three months ended
                                                     March 31,
                                     -----------------------------------------
                                         2000           1999          change
                                     -----------    ------------    ----------

Net Sales                             $  839,409     $ 349,166        140%

Cost of Sales                            750,743       307,737        144%
                                     -----------     ---------
Gross Margin                              88,666        41,429        114%

Marketing Expense                        120,930       179,341        (33%)

Product Development                       19,423        45,210        (57%)

General and
 Administrative                          248,520       255,354         (3%)

Interest Expense, Net                      7,970         5,805         37%
                                     -----------     ---------

Operating Loss                          (308,177)     (444,281)       (31%)

Loss on Sale of Assets                  (794,244)
                                     -----------     ---------

Net Loss                             ($1,102,421)    ($444,281)
                                     ============    =========


   As illustrated in the table above, product sales for the three months ended March 31, 2000 increased by $490,243 (140%) over the comparable three month period ended March 31, 1999. This increase is the result of successfully negotiating new contracts for product. Approximately 50% of the product sales for the 2000 period are attributable to a contract with one customer to supply 5,000,000 syringes. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. All syringes were either produced in the Company's own production facility in New York or by its Portuguese and Korean contract manufacturers. The Company has increased its production capacity by contracting with a manufacturer located in Korea to supply syringes for existing contracts.

   As of March 31, 2000, the Company had a balance of syringes of $815,541 remaining to be shipped under a contract during the remainder of 2000.

   Gross margin for the three months ended March 31, 2000 decreased slightly to 11% from 12% in 1999, resulting primarily from an increase in the cost of shipping incoming inventory and components. Gross margin on the sales of finished product purchased from the Portuguese or Korean manufacturer is significantly higher than for products produced at the Company's New York facility. Production capacity of the Long Island, New York facility has not been fully utilized resulting in slightly higher cost of sales. The Company anticipates continuing to obtain additional sources of production at a more favorable cost, resulting in increased gross margins.

   Marketing costs in 2000 decreased $58,411 over 1999, resulting from decreases in printing and reproduction and inventory storage expenses, offset in part by an increase in travel expenses. Marketing efforts involve travel necessary to generate new sales contracts and servicing of existing contracts.

   Product development expense for the period ended March 31, 2000 decreased by $25,787 as compared to 1999, resulting primarily from decreases in costs for patent legal and engineering consulting expenses. This decrease in product development expense reflects management's current effort to reduce costs while utilizing resources for marketing.

   As a result of the June, 1999 licensing agreement of a sliding sheath syringe designed to protect health care workers, Univec anticipates manufacturing and marketing this syringe during 2000. The introduction of this new product is expected to increase sales and broaden the Company's customer base to include a domestic market.

   General and administrative costs for the three month period in 2000 decreased $6,834 as compared to 1999, resulting from reductions in securities maintenance and insurance expenses, offset in part by an increase in professional fees. The Company continues to implement cost reductions.

    Interest expense, net increased by $2,165 during the three months ending March 31, 2000 as compared to 1999, from interest on extended payments to two vendors and additional interest incurred on existing loans. The recent sale and leaseback transaction will increase interest in future periods.

   Operating loss for the three months ending March 31, 2000, decreased by $136,104 as compared to 1999, primarily from the substantial increase in sales and decreases in marketing, product development, and general and administrative expenses.

   On March 15, 2000, the Company sold certain equipment and immediately leased back the same equipment, resulting in a loss of $794,244 and net proceeds of $360,777.

   Net loss for the period ending March 31, 2000, increased by $658,140 over 1999, but before the loss on the sale of equipment, decreased by $136,104 over 1999.

Liquidity and Capital Resources

    The Company's working capital deficit increased from $103,051 at December 31, 1999, to a deficit of $131,899 at March 31, 2000, primarily resulting from the net loss, net of the proceeds of the sale and leaseback transaction.

    Net cash used in operating activities decreased by $274,384 primarily due to a decrease in the loss from operations and a decrease in inventory and an increase in deferred payroll-officers, offset by an increase in accounts receivable and a decrease in accounts payable.

   Net cash provided by financing activities decreased by $195,301 during the three month period ending March 31, 2000 resulting from the net proceeds from the sale of the equipment in 2000 being less than the proceeds of both the sale of Series C Preferred Stock and loans payable in 1999.

   Based on the first quarter results which included receipt of the proceeds from the sale of equipment, in combination with the continued development and marketing of the sliding sheath syringe, and the increased sales of the locking clip syringe, the Company anticipates a positive cash flow for the year ended December 31, 2000.

   The Company is continuing to seek additional equity financing in the future, which will dilute existing shareholders. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, the Company's abiilty to raise equity financing may be hampered.

Forward Looking Statements

    Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including need for additional financing and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

                                     PART II

                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit 15 Letter on unaudited financial information
               Exhibit 27 Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ending March 31, 2000.











                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: May 12, 2000                            By: /s/ Alan Gold
                                              ----------------------------------
                                               Alan Gold
                                               Chief Executive Officer

Dated: May 12, 2000                            By: /s/ Marla Manowitz
                                              ----------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer

Board of Directors
Univec, Inc.
Farmingdale, NY


                         INDEPENDENT ACCOUNTANTS' REPORT



    We have reviewed the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of March 31, 2000, and the accompanying consolidated statements of operations and cash flows for the three months then ended. These interim financial statements are the responsibility of the company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.



May 11, 2000                              /s/   Most Horowitz & Company, LLP
                                                -----------------------------
                                                Most Horowitz & Company, LLP