Form 10QSB
period 2000-06-30
UNIVEC INC
filed 2000-08-10
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

     As of August 8, 2000, the Issuer had 5,746,720 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                           UNIVEC, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX






PART 1.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

          BALANCE SHEET - June 30, 2000                                       3

          STATEMENT OF OPERATIONS - Three months and six months ended
            June 30, 2000 and 1999                                            4

          STATEMENT OF CASH FLOWS - Six months ended
            June 30, 2000 and 1999                                            5

          NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               8

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                   11

ITEM 2    CHANGES IN SECURITIES                                               11

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     11

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5    OTHER INFORMATION                                                   11

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                    11

SIGNATURES                                                                    12

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet


                                                            June 30, 2000
                                                           ----------------
ASSETS:
Current assets:
Cash and cash equivalents                                    $    35,871
Accounts receivable                                              371,833
Inventory                                                        641,097
Other current assets                                             226,577
                                                             -----------
     Total current assets                                      1,275,378

Fixed assets, net                                              1,616,650

Other assets                                                      71,068
                                                             -----------
     Total assets                                            $ 2,963,096
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                        $   826,665
Current portion of capitalized lease obligations                 178,938
Deferred payroll-officers                                        279,027
Loans payable-current                                            159,322
                                                             -----------
     Total Current liabilities                                 1,443,952

Loans payable                                                    274,510
Capitalized lease obligation                                     262,813
                                                             -----------
     Total Liabilities                                         1,981,275
                                                             -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,511,780)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 402 shares (aggregate liquidation value:
      $462,250)                                                        1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $267,431)                                                 1
     Common stock $.001 par value; authorized: 25,000,000 shares;
      issued and outstanding: 5,618,209                            5,618
     Additional paid-in capital                                7,535,344
     Accumulated deficit                                      (6,559,145)
                                                             ------------
     Total stockholders' equity                                  981,821
                                                             ------------
     Total liabilities and stockholders' equity              $ 2,963,096
                                                             ============

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)



                                                      Three months ended June 30,    Six months ended June 30,
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
Revenues:
  Product sales                                       $   651,332    $   942,823    $ 1,490,741    $ 1,291,989
                                                      -----------    -----------    -----------    -----------
Expenses:
  Cost of product sales                                   526,850        811,034      1,277,593      1,118,771
  Marketing                                               145,195        253,255        266,125        432,596
  Product development                                      14,819         46,780         34,242         91,990
  General and administrative                              258,605        247,949        507,125        503,303
  Interest expense, net                                    13,795          2,757         21,765          8,562
                                                      -----------    -----------    -----------    -----------
     Total operating expense                              959,264      1,361,775      2,106,850      2,155,222
                                                      -----------    -----------    -----------    -----------

     Operating loss                                      (307,932)      (418,952)      (616,109)      (863,233)

     Loss on sale of equipment                                                         (794,244)
                                                      -----------    -----------    -----------    -----------

     Net loss                                            (307,932)      (418,952)    (1,410,353)      (863,233)

Dividends attributable to preferred stock                 (50,028)       (52,440)      (101,872)      (103,943)

Dividends attributable to preferred stock resulting
  from discount from beneficial conversion feature                                                     (18,260)
                                                      -----------    -----------    -----------    -----------

Loss attributable to common stockholders              $  (357,960)   $  (471,392)    (1,512,225)      (985,436)
                                                      ===========    ===========    ===========    ===========
Share information:

   Basic net loss per share                           $      (.07)   $      (.13)   $      (.31)   $      (.27)
                                                      ===========    ===========    ===========    ===========

Weighted average number of
      common shares outstanding                         5,236,260      3,735,638      4,912,339      3,631,110
                                                      ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                                  Six months ended June 30,
                                                                -----------------------------
                                                                     2000            1999
                                                                 ------------      ----------


Cash flows from operating activities:
Net loss                                                          $(1,410,353)   $  (863,233)
Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on sale of equipment                                          794,244
   Depreciation, amortization, and other non-cash charges             185,893        216,309
   Issuance of shares and options for services                         15,000
Increase (decrease) in cash from:
   Accounts receivable                                                223,751       (112,190)
   Inventory                                                           (8,195)       363,480
   Other current assets and other assets                               63,505         10,997
   Accounts payable and accrued expenses                             (191,006)       (57,775)
   Deferred payroll-officers                                           93,163
                                                                  -----------    -----------
      Net cash used in operating activities                          (233,998)      (442,412)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchases of fixed assets (net of capital lease obligations
      of $435,000 in 2000)                                            (52,790)       (19,331)
                                                                  -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of equipment (net of expenses
      of $74,223)                                                     360,777
   Proceeds from sale of preferred stock, net of expenses                            209,990
   Proceeds from loans payable                                                       338,755
   Payment of loans payable                                          (120,818)
   Payments of capitalized lease obligations                          (46,940)       (21,439)
   Payments of deferred financing costs                                              (41,250)
                                                                  -----------    -----------
      Net cash provided by financing activities:                      193,019        486,056
                                                                  -----------    -----------
      Net increase in cash                                            (93,769)        24,313

Cash, beginning of period                                             129,640        131,181
                                                                  -----------    -----------
Cash, end of period                                               $    35,871    $   155,494
                                                                  ===========    ===========

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

3.   Net Loss Per Share:

     Basic net loss per share was computed based on the weighted average number of shares outstanding during the three and six months ended June 30, 2000 and 1999. Dilutive net loss per share has not been presented because it was anti-dilutive.

4.   Stockholders' Equity:

     In June 2000, the board of directors authorized an increase in authorized common stock of the Company to 100,000,000 shares, subject to ratification by the Company's stockholders.

     During June 2000, 50 shares of Series B Preferred Stock were converted into 125,000 shares of common stock at a price of $.40, per share. In July 2000, an additional 50 shares of Series B Preferred Stock were converted into 118,511 shares of common stock at a price of $.42, per share.

     In May and June 2000, the Company issued 381,680 shares of common stock to four consultants for services and accounts payable valued at $245,790.

5.   Options:

     In June 2000, the board of directors adopted an amendment to the Company's stock option plan, providing for an additional 2,250,000 shares of common stock, including 250,000 reserved for an Industrial and Scientific Advisory Committee to be formed as necessitated by the Company, to be issued under the Plan. The amendment is subject to ratification by the Company's stockholders.

     In June 2000, the Company issued options to acquire an aggregate of 900,000 shares of common stock under the Plan, exercisable at $.675, per share, through June 2005, to three directors in consideration of their guarantees of the lease in the sale and leaseback transaction, valued at $15,000. These options are subject to the stockholders' ratification of the amendment to the Company's stock option plan.

     In June 2000, the Company issued options to acquire an aggregate of 100,000 shares of common stock under the Plan to two officers, exercisable at $.675, per share, through June 2005. These options are subject to the stockholders' ratification of the amendment to the Company's stock option plan.

     During the period April through July 2000, a vendor exercised its options to purchase an aggregate of 40,000 shares of common stock at $.15, per share, in exchange for reductions in a loan payable to the vendor.

6.   Litigation:

     In April 2000, the Company commenced a collection action against a former consultant for the repayment of a loan of $35,000. The loan had been fully reserved. The former consultant has contested the claim and filed a counterclaim for unpaid consulting fees of $400,000, plus interest, costs and expenses. The Company believes the counterclaim is without merit, is defending the matter and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

     In April 2000, a former landlord commenced an action against the Company for unpaid rent of $13,472, plus interest and costs. The Company denies the allegation, is defending the matter and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                                        Condensed Consolidated Results of Operations

                                    Three months ended                    Six months ended
                                         June 30,                              June 30,
                           -----------------------------------      --------------------------------------
                              2000           1999       change        2000           1999           change
                         -----------    -----------    --------     -----------    -----------     --------
Net Sales                $   651,332    $   942,823        (31%)   $ 1,490,741    $ 1,291,989          15%

Cost of Sales                526,850        811,034        (35%)     1,277,593      1,118,771          14%
                         -----------    -----------    --------     -----------    -----------     ------

Gross Margin                 124,482        131,789         (6%)       213,148        173,218          23%

Marketing Expense            145,195        253,255        (43%)       266,125        432,596         (38%)

Product Development           14,819         46,780        (68%)        34,242         91,990         (63%)

General and
 Administrative              258,605        247,949          4%        507,125        503,303          .8%

Interest Expense, Net         13,795          2,757        400%         21,765          8,562         154%
                         -----------     ----------     -------      -----------    -----------     -----

Operating Loss              (307,932)      (418,952)       (26%)      (616,109)      (863,233)        (29%)

Loss on Sale of Assets                                                (794,244)
                         -----------    -----------     -------      ---------      ---------       ------

Net Loss                 ($  307,932)   ($  418,952)       (26%)   ($1,410,353)   ($  863,233)         63%
                         ===========    ===========     =======    ===========    ===========       ======


     As illustrated in the table above, product sales for the six months ended June 30, 2000 increased by $198,752 (15%) over the comparable six month period ended June 30, 1999. This increase is the result of successfully negotiating new contracts for product during the first half of 2000. Product sales for the three months ended June 30, 2000 decreased by $291,491 (31%) as compared to the 1999 three month period. A contributor to this decrease was an order received in early June 2000 for approximately $139,000 not included in product sales due to an inability to ship the order until July 2000. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. All syringes were either produced in the Company's own production facility in New York or by its Portuguese and Korean contract manufacturers. The Company has increased its production capacity by contracting with a manufacturer located in Korea to supply syringes for existing contracts.

     As of June 30, 2000, the Company had a balance of syringes remaining to be shipped under a contract during the remainder of 2000, of $511,000.

     As a result of the June 1999 licensing agreement and the FDA approval in July 2000 of the sliding sheath syringe designed to protect health care workers, Univec anticipates manufacturing and marketing this syringe during 2000. The FDA also approved the two-piece syringe in June 2000. The introduction of these new products is expected to increase sales and broaden the Company's customer base, including a domestic market.

     Gross margin for the three months ended June 30, 2000 increased to 19% from 14% in 1999, resulting primarily from the increased utilization of production facilities in Portugal and Korea to fill sales orders. The gross margin for the six months ended June 30, 2000 increased slightly to 14% from 13% in 1999. The cost of goods sold for the six months ending June 30, 2000 increased by $158,822 (14%) due to increased freight costs relating to incoming inventory and components. Gross margin on the sales of finished product purchased from the Portuguese or Korean manufacturer is significantly higher than for products produced at the Company's New York facility. Production capacity of the Long Island, New York facility has not been fully utilized resulting in historically higher cost of sales. The Company anticipates continuing to obtain additional sources of production at more favorable costs, resulting in increased gross margins.

     Marketing costs in 2000 decreased $108,060 and $166,471 over the comparable three and six month periods, respectively, ended June 30, 1999. The decreases were primarily the result of decreases in inventory storage and freight out, offset in part by an increase in travel and entertainment expenses. Effective July 2000, the Company increased sales staff personnel to develop a domestic market for both existing products and the new sliding sheath syringe and the two-piece syringe. Marketing costs will also involve travel necessary to generate new sales contracts.

     Product development expense for the three and six month periods ended June 30, 2000 decreased by $31,961 and $57,748, respectively, over the comparable periods for 1999. These decreases were the result of reduced expenditures in costs for patent legal and engineering consulting expenses. This decrease in product development expense reflects management's continuing effort to reduce these costs in order to utilize more resources for marketing.

     General and administrative costs for the three and six month period ended June 30, 2000 increased $10,656 and $3,822, respectively, as compared to the 1999 periods. These increases are primarily the result of increases in insurance, legal fees, and factoring expenses, offset in part by reductions in securities maintenance and financial consulting expenses. The Company continues to implement cost reductions.

     Interest expense, net increased by $11,038 and $13,203 during the three and six months ending June 30, 2000, as compared to the 1999 periods, as a result of extended payments to two vendors and additional interest incurred on existing loans. The recent sale and leaseback transaction will continue to increase interest in future periods.

     Operating loss for the three and six months ending June 30, 2000, decreased by $111,020 and $247,124, respectively, as compared to 1999, primarily from the substantial decreases in marketing and product development expenses.

     Net loss for the six month period ending June 30, 2000, increased by $547,120 over the comparable 1999 period, primarily as a result of the loss of $794,244 on the sale and leaseback of equipment during the first quarter of 2000, partially offset by the decrease in operating loss.

Liquidity and Capital Resources

     The Company's working capital deficit increased from $103,051 at December 31, 1999, to a deficit of $168,574 at June 30, 2000, primarily resulting from the decrease in operating loss, offset by the proceeds of the sale and leaseback transaction.

     Net cash used in operating activities decreased by $208,414 ended June 30, 2000, primarily due to a decrease in the loss from operations in 2000, as compared to 1999.

     Net cash provided by financing activities decreased by $293,037 during the six month period ending June 30, 2000 resulting from the net proceeds from the sale of the equipment in 2000 being less than the proceeds of both the sale of Series C Preferred Stock and loans payable in 1999.

     Based on the first half results which included receipt of the proceeds from the sale of equipment, the FDA approvals and increased marketing of the sliding sheath syringe, together with anticipated increased sales of the locking clip syringe, the Company anticipates a positive cash flow for the year ended December 31, 2000.

     The Company is continuing to seek additional equity financing which will dilute existing shareholders. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, the Company's abiilty to raise equity financing has been hampered.

Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the Company's ability to market its sliding sheath syringe in the United States domestic market, the Company's ability to realize lower production costs through the use of contract manufacturers and the Company's need for additional financing and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

     In April 2000, the Company commenced a collection action against a former consultant for the repayment of a loan of $35,000. The loan has been fully reserved. The former consultant has contested the claim and filed a counterclaim in the Circuit Court of the 15th Judicial Circuit, Palm Beach, Florida, General Jurisdiction Division, for unpaid consulting fees of $400,000, plus interest, costs and expenses. The Company believes the counterclaim is without merit, is defending the matter and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

     In April 2000, a former landlord commenced an action against the Company in the District Court of the County of Nassau, Fourth District, Hicksville Part, for unpaid rent of $13,472, plus interest and costs. The Company denies the allegation, is defending the matter and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

Item 2.  Changes in Securities

     In June 2000, the board of directors authorized an increase in the authorized common stock of the Company to 100,000,000 shares, subject to ratification by the Company's stockholders.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 15 Letter on unaudited financial information
          Exhibit 27 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ending June 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: August 9, 2000                          By: /s/ Alan Gold
                                              ----------------------------------
                                               Alan Gold
                                               Chief Executive Officer

Dated: August 9, 2000                          By: /s/ Marla Manowitz
                                              ----------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer

Board of Directors
Univec, Inc.
Farmingdale, NY


                         INDEPENDENT ACCOUNTANTS' REPORT



     We have reviewed the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of June 30, 2000, and the accompanying consolidated statements of operations and cash flows for the three months and six months then ended. These interim financial statements are the responsibility of the company's management.

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



August 9, 2000                            /s/   Most Horowitz & Company, LLP
                                                -----------------------------
                                                Most Horowitz & Company, LLP