Form 10QSB
period 2000-09-30
UNIVEC INC
filed 2000-11-13
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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

     As of November 9, 2000, the Issuer had 6,255,746 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes       No  X
                                  -----    -----

                          UNIVEC, INC. AND SUBSIDIARY
                                  FORM 10-QSB

                                     INDEX

PART 1.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - September 30, 2000                                3

         STATEMENT OF OPERATIONS - Three months and nine months
            ended September 30, 2000 and 1999                              4

         STATEMENT OF CASH FLOWS - Nine months ended
            September 30, 2000 and 1999                                    5

         NOTES TO FINANCIAL STATEMENTS                                     6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               8

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                11

ITEM 2   CHANGES IN SECURITIES                                            11

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

ITEM 5   OTHER INFORMATION                                                12

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                 12

SIGNATURES                                                                13

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet

                                                           September 30, 2000
                                                           ------------------
ASSETS:
Current assets:
Cash                                                         $    57,064
Accounts receivable                                              351,905
Inventory                                                        619,621
Equipment for sale                                                76,833
Other current assets                                             160,298
                                                             -----------
     Total current assets                                      1,265,721

Fixed assets, net                                              1,510,057
Other assets                                                      56,067
                                                             -----------
     Total assets                                            $ 2,831,845
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                        $   932,006
Current portion of capitalized lease obligations                 173,846
Deferred payroll-officers                                        279,027
Loans payable-current                                            183,327
Deposit payable                                                  160,000
                                                             -----------
     Total current liabilities                                 1,728,206

Loans payable                                                    238,852
Capitalized lease obligation                                     228,435
                                                             -----------
     Total liabilities                                         2,195,493
                                                             -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,553,220)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 227 shares (aggregate liquidation value:
      $291,429)                                                        1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $270,556)                                                 1
     Common stock $.001 par value; authorized: 75,000,000
      shares; issued and outstanding: 6,245,746                    6,245
     Additional paid-in capital                                7,575,967
     Accumulated deficit                                      (6,945,864)
                                                             ------------
     Total stockholders' equity                                  636,352
                                                             ------------
     Total liabilities and stockholders' equity              $ 2,831,845
                                                             ============

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)



                                               Three months              Nine months ended
                                            ended September 30,            September 30,
                                        --------------------------    --------------------------
                                           2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
Revenues:
  Product sales                         $   647,204    $   471,731    $ 2,137,945    $ 1,763,720
                                        -----------    -----------    -----------    -----------
Expenses:
  Cost of product sales                     551,014        423,360      1,828,607      1,542,131
  Marketing                                 161,546        118,015        427,671        550,611
  Product development                        18,618         15,086         52,860        107,076
  General and administrative                283,728        303,433        790,853        806,736
  Interest expense, net                      19,017         60,290         40,782         68,852
                                        -----------    -----------    -----------    -----------
 Total operating expense                  1,033,923        920,184      3,140,773      3,075,406
                                        -----------    -----------    -----------    -----------

     Operating loss                        (386,719)      (448,453)    (1,002,828)    (1,311,686)

     Loss on sale of equipment                                           (794,244)
                                        -----------    -----------    -----------    -----------

     Net loss                              (386,719)      (448,453)    (1,797,072)    (1,311,686)

Dividends attributable to
preferred stock                             (48,744)       (52,440)      (150,617)      (156,383)

Dividends attributable to
  preferred stock resulting
  from discount from
  beneficial conversion
  feature                                                                                (18,260)
                                        -----------    -----------    -----------    -----------
Loss attributable to
common stockholders                     $  (435,463)   $  (500,893)   $(1,947,689)   $(1,486,329)
                                        ===========    ===========    ===========    ===========
Share information:

   Basic net loss per share             $      (.07)   $      (.13)   $      (.37)   $      (.40)
                                        ===========    ===========    ===========    ===========

Weighted average
  number of common
  shares outstanding                      5,855,114      3,788,653      5,228,891      3,707,482
                                        ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)


                                                                 Nine months ended
                                                                    September 30,
                                                            --------------------------
                                                              2000           1999
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(1,797,072)   $(1,311,686)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss on sale of equipment                                    794,244
   Depreciation and amortization                                265,063        332,983
   Issuance of shares and options for services                   15,000
Increase (decrease) in cash from:

   Accounts receivable                                          243,679       (279,561)
   Inventory                                                     13,281        216,119
   Equipment for sale                                           (76,833)
   Other current assets and other assets                        166,535        (15,622)
   Accounts payable and accrued expenses                        (85,665)       469,159
   Deferred payroll-officers                                     93,163
   Deposit payable                                              160,000
                                                            -----------    -----------
      Net cash used in operating activities                    (208,605)      (588,608)
                                                            -----------    -----------

Cash flows from investing activities:

   Purchases of fixed assets (net of capital
      lease obligations of $435,000 in 2000)                    (10,367)       (46,910)
                                                            -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of equipment (net of expenses
      of $74,223)                                               360,777
   Proceeds from sale of preferred stock, net of expenses                      209,990
   Proceeds from loans payable                                                 343,805
   Payment of loans payable                                    (127,971)
   Payments of capitalized lease obligations                    (86,410)       (32,649)
                                                            -----------    -----------
      Net cash provided by financing activities:                146,396        521,146
                                                            -----------    -----------
      Net decrease in cash                                      (72,576)      (114,372)

Cash, beginning of period                                       129,640        131,181
                                                            -----------    -----------
Cash, end of period                                         $    57,064    $    16,809
                                                            ===========    ===========



See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations:

    Univec, Inc. (Company) produces, markets, and licenses technology of medical products, primarily syringes, and resells medical devices on a global basis.


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

3. Net Loss Per Share:

    Basic net loss per share was computed based on the weighted average number of shares outstanding during the three and nine months ended September 30, 2000 and 1999. Dilutive net loss per share has not been presented because it was anti-dilutive.

4. Stockholders' Equity:

    During July, August and September 2000, 50 , 50 and 75 shares of Series B Preferred Stock were converted into 118,511, 175,438 and 228,588 shares of common stock at prices of $.42, $.285 and $.328, per share, respectively.

    During the quarter the Company agreed to issue 30,000 shares of common stock to a consultant for services valued at $15,000.

    In August 2000, the Company's stockholders ratified an amendment to the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 shares.

    In September 2000, the Company agreed to issue 15,000 shares of common stock to a consultant to provide financial marketing services valued at $7,500.

    In September 2000, the Company agreed to issue 30,000 shares of common stock to an employee as additional compensation valued at $15,000.

5. Options:

    In August 2000, the Company's stockholders adopted an amendment to the Company's stock option plan, providing for an additional 2,250,000 shares of common stock, including 250,000 shares reserved for an Industrial and Scientific Advisory Committee to be formed as necessitated by the Company, to be issued under the Plan.

    During the period July through September 2000, a vendor exercised its option to purchase an aggregate of 30,000 shares of common stock, at $.15, per share, in exchange for reductions in a loan payable to the vendor. In November 2000, the vendor exercised its options to purchase an additional 10,000 shares of common stock at $.15, per share.

    In August 2000, the Company issued 120,000 options to purchase common stock to a consultant to provide marketing services valued at $2,500.

6.  Litigation:

    In August 2000, an action was commenced against the Company alleging patent infringement in connection with the Company's locking syringe. The action seeks a permanent injunction restraining the Company from infringing, damages, treble damages, attorney fees, and costs of the action. Although the action is in its early stage, the Company believes the claim is without merit, is defending the matter and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

7.  Licensing Agreements:

     On August 2, 2000, the Company entered into a license agreement providing for the non-exclusive, worldwide use of certain of the Company's patents for the manufacture, use and marketing of syringes for a twelve year period, providing for royalties on production and certain minimum sales. The Company will also sell the licensee certain equipment necessary to manufacture these syringes under the license for approximately $1,500,000. As of September 30, 2000, the Company has received a deposit of $160,000 on the sales price.

     On August 16, 2000, the Company entered into a license agreement providing for the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales. The Company will also sell the licensee certain equipment to manufacture these syringes for $644,000, payable substantially all upon acceptance of the equipment. The Company has warranted the equipment for one year from acceptance and is required to provide continuing technical assistance throughout the license and manufacturing periods. As of September 30, 2000, the Company has received letters of credit of $611,800 against the sales price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations


                                  Three months ended                Nine months ended
                                    September 30,                      September 30,
                           ------------------------------   -----------------------------------
                            2000          1999     change        2000       1999         change
                          ---------   ----------   -------  -----------    -----------   ------
Net Sales                $  647,204     $471,731     37%     $2,137,945     $1,763,720       21%

Cost of Sales               551,014      423,360     30%      1,828,607      1,542,131       19%
                          ---------   ----------            -----------    -----------
Gross Margin                 96,190       48,371     99%        309,338        221,589       40%

Marketing Expense           161,546      118,015     37%        427,671        550,611      (22%)

Product Development          18,618       15,086     23%         52,860        107,076      (51%)

General and
 Administrative             283,728      303,433     (6%)       790,853        806,736       (2%)

Interest Expense, Net        19,017       60,290    (68%)        40,782         68,852      (41%)
                          ---------   ----------            -----------    -----------
Operating Loss             (386,719)    (448,453)   (14%)    (1,002,828)    (1,311,686)     (24%)

Loss on Sale of Assets                                         (794,244)
                          ---------   ----------            -----------    -----------
Net Loss                  ($386,719)   ($448,453)   (14%)   ($1,797,072)   ($1,311,686)      37%
                          =========    =========             ==========    ===========


   As illustrated in the table above, product sales for the three and nine months ended September 30, 2000 increased by $175,473 (37%) and $374,225 (21%) over the comparable three and nine month periods ended September 30, 1999. This increase is the result of successfully negotiating new contracts for product during 2000. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. All syringes were either produced in the Company's own production facility in New York or by its Portuguese and Korean contract manufacturers. The Company has increased its production capacity by contracting with a manufacturer located in Korea to supply syringes for existing contracts.

   As of September 30, 2000, the Company had a balance of syringes remaining to be shipped under a contract during the remainder of 2000, of approximately $335,000 and other in-house sales orders for approximately $260,000 were shipped in October 2000.

   As a result of the June 1999 licensing agreement and the FDA approval in July 2000 of the sliding sheath syringe designed to protect health care workers, Univec anticipates manufacturing and marketing this syringe during the fourth quarter of 2000. The FDA also approved the Company's two-piece syringe in June 2000. The introduction of these new products is expected to increase sales and broaden the Company's customer base, including a domestic market.

   In August 2000, the Company entered into two license agreements granting the non-exclusive, worldwide license to manufacture and market the Company's auto-disable syringe. The Company will also sell to the licensees certain equipment necessary for production for an aggregate sales price of approximately $2,144,000. Upon completion of the sales transactions, the Company will recognize revenue on the sales of equipment, receive royalties from the production and sales of the product by the licensees and have the right to purchase products from the licensees, all of which is anticipated to occur in the first quarter of 2001.

   Gross margin for the three months ended September 30, 2000 increased to 15% from 10% in the comparable 1999 period. This increase is primarily the result of increased utilization of production facilities in Portugal and Korea to fill sales orders, and a decrease in depreciation expense, offset in part by an increase in freight-in and insurance. The gross margin for the nine months ended September 30, 2000 increased slightly to 14% from 13% in the comparable 1999 period. The cost of goods sold for the three months ending September 30, 2000 increased by $127,654 (30%) in correlation with the 37% increase in sales for the period. This increase was also due to increased freight-in costs and insurance costs, offset in part by a decrease in depreciation expense. Gross margin on the sales of finished product purchased from the Portuguese or Korean manufacturer is significantly higher than for products produced at the Company's New York facility. Production capacity of the Long Island, New York facility has not been fully utilized resulting in historically higher cost of sales. The Company anticipates continuing to obtain additional sources of production at more favorable costs, resulting in increased gross margins.

   Marketing costs for the three months ended September 30, 2000 increased $43,531 (37%) over the comparable three month period for 1999. Effective July 2000, the Company increased sales staff personnel to develop a domestic market for both existing products and the new sliding sheath syringe and the two-piece syringe. Marketing costs will also involve travel necessary to generate new sales contracts. The decrease in marketing costs of $122,940 (22%) for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999, was primarily the result of decreases in inventory storage and freight out, offset in part by an increase in wages for selling personnel and travel and entertainment expenses.

   Product development expense for the three month period ended September 30, 2000 increased by $3,532 (23%) over the comparable period for 1999, primarily as a result of increased legal patent fees. Product development expense for the nine months ended September 30, 2000 decreased by $54,216 (51%) over the comparable 1999 period. This decrease was the result of reductions in patent legal expense and engineering consulting expenses.

   General and administrative costs for the three and nine month period ended September 30, 2000 decreased $19,705 (6%) and $15,883 (2%), respectively, as compared to the 1999 periods. These decreases are primarily the result of decreases in securities maintenance and directors and officers insurance expense, offset in part by an increase in professional fees. This decrease in general and administrative costs reflects management's continuing effort to reduce costs.

   Interest expense, net decreased by $41,273 and $28,070 during the three and nine months ending September 30, 2000, respectively, as compared to the 1999 periods. These decreases are the result of less financing fees in 2000.

   Operating loss for the three and nine months ending September 30, 2000, decreased by $61,734 and $308,858, respectively, as compared to 1999. The decrease for the three month period is primarily the result of the increase in sales combined with the decrease in interest expense, offset in part by the increase in cost of goods sold. The decrease in operating loss for the nine month period is due primarily to the substantial decreases in marketing and product development expenses.

   Net loss for the nine month period ending September 30, 2000, increased by $485,386 over the comparable 1999 period, primarily as a result of the loss of $794,244 on the sale and leaseback of equipment during the first quarter of 2000, partially offset by the decrease in operating loss.

Liquidity and Capital Resources

   The Company's working capital deficit increased from $103,051 at December 31, 1999, to a deficit of $462,485 at September 30, 2000, primarily resulting from decreases in accounts receivable and cash.

   Net cash used in operating activities decreased by $380,003 for the nine months ended September 30, 2000, primarily due to a decrease in the loss from operations in 2000, as compared to 1999.

   Net cash provided by financing activities decreased by $374,750 during the nine month period ending September 30, 2000 resulting from the net proceeds from the sale of the equipment in 2000 being less than the proceeds of both the sale of Series C Preferred Stock and loans payable in 1999.

   Based on the performance for the three quarters of 2000 which included receipt of the proceeds from the sale of equipment, the FDA approvals, increased marketing of the sliding sheath syringe, and the patent license agreements, together with anticipated increased sales of the locking clip syringe, the Company anticipates a positive cash flow for the year ended December 31, 2000.

   The Company is continuing to seek additional equity financing which will dilute existing shareholders. As a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, the Company's ability to raise equity financing has been hampered.

   The Company has actively pursued legislative changes both in the United States and worldwide for the use of safety syringes. Recently the United States has enacted The Needlestick Safety and Prevention Act which requires the use of safer devices to protect health care workers from sharp injuries.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

   In August 2000, an action was commenced in the U.S. District Court, Southern District of New York by BMD Technology, LLC, against the Company alleging patent infringement in connection with the Company's locking syringe. The action seeks a permanent injunction restraining the Company from infringing the plaintiff's patent, damages, treble damages, attorney fees, and costs of the action. Although the action is in its early stage, the Company believes the claim is without merit, is defending the matter and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

    There has been no further activity on the litigation matters commenced in April 2000.

Item 2.  Changes in Securities

   In August 2000, the Company's shareholders ratified an amendment to the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 shares to 75,000,000 shares.

   The Company agreed to issue 45,000 shares of its common stock to consultants in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933. The Company did not employ any form of general solicitation or advertising and the purchasers were sophisticated individuals capable of evaluating the merits and risks of the purchase of the shares.

Item 3.  Defaults upon Senior Securities

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of Univec, Inc. for the year ending December 31, 1999, was held on August 24, 2000, to consider and vote upon (i) a proposal to elect Joel Schoenfeld, Dr. Alan H. Gold, John Frank, Richard Mintz, Marla Manowitz, and Dr. Andrew Rosenberg as directors, (ii) a proposal to approve the adoption of the Company's 2000 Stock Option Plan, (iii) a proposal to approve an amendment to the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 shares to 75,000,000 shares and (iv) to ratify the appointment of Most Horowitz & Co., LLP, as the Company's auditors for the years ending December 31, 1998, 1999 and 2000. The number of votes cast for and against each of the foregoing proposals, the number of abstentions and the number of broker non-votes where applicable are set forth below.

(i)   Proposals to Elect Directors:
                                         For               Withhold Authority
      Joel Schoenfeld                  3,597,390                  49,007
      Alan H. Gold, M.D.               3,597,490                  48,907
      John Frank                       3,597,490                  48,907
      Marla Manowitz                   3,597,490                  48,907
      Richard Mintz                    3,597,490                  48,907
      Andrew Rosenberg, M.D.           3,597,490                  48,907

(ii)  Proposal to Approve the Adoption of the Company's 2000 Stock Option Plan:

         For            Against            Abstain      Broker Non-votes
     1,139,464          165,084            18,474         2,323,375

(iii) Proposal to Amend the Certificate of Incorporation to increase the authorized Common Stock of the Company from 25,000,000 shares to 75,000,000 shares:

         For            Against                 Abstain
     3,479,809          151,088                 13,500

(iv) Proposal to Ratify the Selection of Most Horowitz & Company, LLP as the Company's Auditors.

         For            Against                 Abstain
      3,568,647          39,275                 38,475

   Broker Non-votes represent shares for which brokers are prohibited from exercising discretionary authority on behalf of beneficial owners who have not provided voting instructions. Broker Non-votes are not included in the vote totals, but are counted for determining the presence of a quorum.

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit 3 Certificate of Incorporation as amended
               Exhibit 15 Letter on unaudited financial information
               Exhibit 27 Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ending September 30, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: November 9, 2000                    By: /s/ Alan Gold
                                           ----------------------------------
                                               Alan Gold
                                               Chief Executive Officer

Dated: November 9, 2000                    By: /s/ Marla Manowitz
                                           ----------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer

Exhibit 3   Certificate of Incorporation as Amended

                            CERTIFICATE OF AMENDMENT

                                       OF

                     RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                                  UNIVEC, INC.

                  Adopted in accordance with the provisions of
                   Section 242 of the General Corporation Law
                            of the State of Delaware

         I, Flora Schoenfeld, Secretary of Univec, Inc., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"), do hereby certify as follows:

         FIRST: The original Certificate or Incorporation was filed in the Office of the Secretary of the State of Delaware on October 4, 1996. The Original Certificate of Incorporation was restated and amended by the Restated Certificate of Incorporation filed April 14, 1997 (the "Restated Certificate of incorporation").

         SECOND: Paragraph No. 4 of the Corporation's Restated Certificate of Incorporation is hereby amended by changing the first sentence to read as follows:

         The total number of shares of capital stock which the Corporation shall have authority to issue is 80,000,000 shares, of which 5,000,000 shares shall be designated as preferred stock each having a par value of $0.001 per share (the "Preferred Stock"), and 75,000,000 shares shall be designated as common stock, each having a par value of $0.001 per share (the "Common Stock").

         THIRD: On August 24, 2000, an annual meeting of the stockholders of the Corporation was duly called and held, upon notice in accordance with the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

         FOURTH: This amendment has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

Dated: August 29, 2000

                                                  /s/ Flora Schoenfeld
                                                -------------------------
                                                Flora Schoenfeld, Secretary

                     RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                                  UNIVEC, INC.

It is hereby certified that:

         1. The name of the corporation (hereinafter called the "Corporation") is UNIVEC, Inc., which is the name under which the Corporation was originally incorporated. The date of filing of the original Certificate of Incorporation of the Corporation with the Secretary of State was October 7, 1996.

         2. Pursuant to the Article 4 of the Certificate of Incorporation, by Certificate of Designation filed with the Secretary of State on December 31, 1996 in accordance with Section 151 of the General Corporation Law, the Corporation authorized a series of preferred stock designated Series A 8% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock").

         3. This Restated Certificate of Incorporation restates and amends the Certificate of Incorporation of the Corporation to eliminate the redemption provisions of the Series A Preferred Stock.


         4. The Restated Certificate of Incorporation has been duly adopted by unanimous written consent in lieu of a meeting of the Board of Directors of the Corporation in accordance with the provisions of Sections 141(f), 242 and 245 of the General Corporation Law of the State of Delaware and by holders of all of the outstanding Series A Preferred Stock and the holders of a majority of each other class of outstanding stock entitled to vote hereon as a class by written consent given in accordance with Section 228 of the General Corporation Law of the State of Delaware. Written notice pursuant to Section 228 has been given to those stockholders of the Corporation who have not consented in writing to this action.

                     RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                                  UNIVEC, INC.

     1. The name of the corporation is UNIVEC, Inc. (the "Corporation").

     2. The address of the registered office of the Corporation in Delaware is 1013 Centre Road, City of Wilmington, County of New Castle, Delaware 19805. The name of the corporation's registered agent at that address is Corporation Service Company.

         3. The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware (the "General Corporation Law").

         4. The total number of shares of capital stock which the Corporation shall have authority to issue is 30,000,000 shares, of which 5,000,000 shares shall be designated as preferred stock, each having a par value of $0.001 per share (the "Preferred Stock"), and 25,000,000 shares shall be designated as common stock, each having a par value of $0.001 per share (the "Common Stock"). The Board of Directors of the Corporation is hereby expressly vested with authority by resolution or resolutions to authorize the issuance of shares of Preferred Stock in one or more series, from time to time, with each such series to have such designations, powers, preferences, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Corporation, subject to the limitations prescribed by law and in accordance with the provisions hereof. The authority of the Board of Directors with respect to each such series shall include, but not be limited to, the determination or fixing of the following:

                           (i) The distinctive designation and number of shares
                  comprising such series, which number may (except where otherwise provided by the Board of Directors in creating such series) be increased or decreased (but not below the number of shares then outstanding) from time to time by like action of the Board of Directors;

                           (ii) The dividend rate of such series, the conditions
                  and time upon which such dividends shall be payable, the relation that such dividends shall bear to the dividends payable on any other class or classes of stock or series thereof, or any other series of the same class, and whether such dividends shall be cumulative or non-cumulative;

                           (iii) The conditions upon which the shares of such
                  series shall be subject to redemption by the Corporation and the times, prices and other terms and provisions upon which the shares of the series may be redeemed;

                           (iv) Whether or not the shares of the series shall be
                  subject to the operation of a retirement or sinking fund to be applied to the purchase or redemption of such shares and, if such retirement or sinking fund be established, the annual amount thereof and the terms and provisions relative to the operation thereof;

                           (v) Whether or not the shares of the series shall be
                  convertible into or exchangeable for shares of any other class or classes, with or without par value, or of any other series of the same class, and, if provision is made for conversion or exchange, the times, prices, rates, adjustments, and other terms and conditions of such conversion or exchange;

                           (vi) Whether or not the shares of the series shall
                  have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

                           (vii) The rights of the shares of the series upon the
                  distribution of the assets of the Corporation in the event of the liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or involuntary; and

                           (viii) Any other powers, preferences and relative
                  participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of the Certificate of Incorporation.

         The holders of shares of the Preferred Stock of each series shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, dividends (if any) at the rates fixed by the Board of Directors for such series, and no more, before any cash dividends shall be declared and paid, or set apart for payment, on the Common Stock with respect to the same dividend period.

         The holders of shares of the Preferred Stock of each series shall be entitled upon liquidation or dissolution or upon the distribution of the assets of the Corporation to such preferences as provided in the resolution or resolutions creating such series of Preferred Stock, and no more, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock. Whenever the holders of shares of the Preferred Stock shall have been paid the full amounts to which they shall be entitled, the holders of the Common Stock shall be entitled to share ratably in all assets of the Corporation remaining.

         By Certificate of Designation filed with the Secretary of State on December 31, 1996, in accordance with Section 151 of the General Corporation Law, the Corporation has authorized a series of preferred stock designated Series A 8% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), consisting of 2,500 shares, par value $0.001 per share, having the following preferences and rights, qualifications, limitations and restrictions:

                  1.       Dividend Rights.
                           ---------------

                  1.1 The holders of shares of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, but only out of funds legally available for payment of dividends, (i) cumulative dividends at the rate of $80 per share per annum (the "Series A Preferred Dividend"), which dividends shall accrue and be cumulative from the date of issuance, payable at the option of the Company in cash, in additional shares of Series A Preferred Stock, or a combination thereof. The number of additional shares of Series A Preferred Stock to be issued in payment of cumulative dividends shall be determined based upon the liquidation preference ($1,000) of the Series A Preferred Stock, so that .08 of a share of Series A Preferred Stock would be issued for each $80 of cumulative cash dividends.

                  1.2 Dividends shall cease to accrue on shares of Series A Preferred Stock that are redeemed pursuant to Paragraph 4 hereof as of the date fixed for such redemption.

                  1.3 So long as any shares of Series A Preferred Stock are outstanding, no dividends shall be paid or declared and set apart for payment, nor shall any other distribution be made, on the Common Stock, or on any other stock junior to the Series A Preferred Stock as to dividends (other than dividends payable in Common Stock or other stock junior to Series A Preferred Stock both as to dividends and distribution upon liquidation), unless dividends on Series A Preferred Stock for the current dividend period and all past dividend periods shall have been paid or declared and set apart for payment.

                  1.4 So long as any shares of Series A Preferred Stock are outstanding, no shares of any stock on a parity with or junior to Series A Preferred Stock shall be purchased, redeemed or otherwise acquired by the Corporation or by any subsidiary, nor shall any funds be set aside or made available for any purchase, retirement or sinking fund for the purchase or redemption of any stock on a parity with or junior to Series A Preferred Stock, unless dividends on the Series A Preferred Stock for the current dividend period and all past dividend periods shall have been paid or declared and set apart for payment.

                  1.5 Subject to the foregoing provisions, such dividends (payable in cash, property or stock junior to Series A Preferred Stock) as may be determined by the Board of Directors may be declared and paid from time to time on the shares of any stock junior to Series A Preferred Stock, without any right of participation therein by the holders of Series A Preferred Stock.

                  1.6 Accrued and unpaid dividends on Series A Preferred Stock shall not bear interest.

                  1.7 In case dividends on the Series A Preferred Stock for any dividend period in which they are payable are not paid in full, all shares of Series A Preferred Stock and all shares of any other series of Preferred Stock ranking as to dividends on a parity with Series A Preferred Stock shall participate ratably in the payment of dividends for such period in proportion to the full amounts of dividends for such period to which they are respectively entitled.

                  2.       Liquidation Rights.
                           ------------------

                  2.1 In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary (each of which is hereinafter referred to as a "Liquidation"), the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount per share equal to $1,000, plus accrued but unpaid dividends, before any distribution shall be made to the holders of Common Stock or any other stock junior to Series A Preferred Stock as to the distribution of assets upon Liquidation. If upon Liquidation the Corporation's assets are not sufficient to pay in full the amounts so payable to the holders of shares of Series A Preferred Stock and the holders of any other series of Preferred Stock ranking on a parity as to the distribution of assets on Liquidation with shares of Series A Preferred Stock, all shares of Series A Preferred Stock and of such other series of Preferred Stock shall participate ratably in the distribution of assets in proportion to the full amounts to which they are respectively entitled.

                  2.2 For the purpose of this Paragraph 2, a consolidation or merger of the Corporation with any other corporation, or the sale, transfer of lease of all or substantially all of its assets, shall not constitute or be deemed a Liquidation.

                  3.       Redemption
                           ----------

                           Shares of Series A Preferred Stock are not subject to
redemption.

                  4.       Status of Series A Preferred Stock Reacquired.
                           ----------------------------------------------

                           Shares of Series A Preferred Stock which have been
issued and reacquired in any manner shall (upon

compliance with applicable provisions of the laws of the State of Delaware), be deemed to be cancelled and have the status of authorized and unissued shares of the class of Preferred Stock issuable in series undesignated as to series and may be redesignated and reissued.

                  5.       No Voting Rights.
                           ----------------

                  Holders of Series A Preferred Stock shall have no voting rights, except as may be required by law.

                  6.       Conversion Rights.
                           -----------------

                  6.1 Upon the terms and in the manner hereinafter set forth in this Paragraph 6, any holder of shares of the Series A Preferred Stock may, at the option of such holder, at any time and from time to time after the earlier of (i) September 30, 1999 and (ii) the second anniversary of the date upon which the Securities and Exchange Commission declares effective under the Securities Act of 1933, as amended, a registration statement for an underwritten public offering of the Corporation's Common Stock, convert each share of Series A Preferred Stock into 222.22 shares of Common Stock (the "Conversion Rate"), as adjusted and readjusted from time to time in accordance with this Paragraph 6.

                  6.1.2 In order to convert shares of Series A Preferred Stock into Common Stock, the holder thereof shall (i) surrender the certificate or certificates for such shares of Series A Preferred Stock, duly endorsed to the Corporation or in blank, to the Corporation at its principal office or at the office of the agency maintained for such purposes, (ii) give written notice to the Corporation at such office that such holder elects to convert such shares of Series A Preferred Stock, and (iii) state in writing therein the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. Each conversion shall be deemed to have been effected at the close of business on the date on which the Corporation or such agency shall have received such surrendered Series A Preferred Stock certificate(s), and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the record holder or holders of the shares represented thereby on such date. As soon as practicable after such conversion, the Corporation shall issue or deliver at such office to the holder for whose account such shares of Series A Preferred Stock were so surrendered, or to such holder's nominee or nominees, certificates (bearing such legend(s) as may be required under applicable securities laws) for the number of full shares of Common Stock to which such holder shall be entitled, plus, in lieu of any fractional share to which such holder would otherwise be entitled, cash equal to such fraction multiplied by the closing price per share of the Common Stock on the principal exchange on which it is then listed, or if it is not so listed, the mean between the closing bid and ask prices per share for such stock, as reported by NASDAQ, The National Quotation Bureau, Incorporated, or other similar service, in each instance as of the close of business on the date of such conversion.

                  6.1.3 No accrued but unpaid dividends shall be paid on shares of Series A Preferred Stock converted, except that no holder shall be prejudiced, by reason of conversion, in his rights to recover dividends declared and unpaid, if the payment date of the dividends declared preceded the date of conversion.


                  6.2 The conversion rate shall be subject to adjustment from time to time as follows: in case the Corporation shall at any time pay a stock dividend in its Common Stock (other than on the Series A Preferred Stock), or in case the Corporation shall at any time either subdivide or combine the outstanding shares of Common Stock, the conversion rate shall immediately be proportionately adjusted. In case of any capital reorganization or any reclassification of the capital stock of the Corporation or in case of the consolidation or merger of the Corporation with or into another corporation or the sale of all or substantially all of the assets of the Corporation as or substantially as an entirety to another corporation, each share of Series A Stock shall thereafter be convertible into the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation then deliverable upon conversion of such share of Series A Preferred Stock would have been entitled upon such reorganization, reclassification, consolidation, merger or conveyance; and, in any such case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the shares of Series A Preferred Stock, to the end that the provisions set forth herein (including provisions with respect to changes in and other adjustments of the conversion rate) shall thereafter be applicable, as nearly as reasonably may be, in relation to any shares of stock or other property thereafter deliverable upon the conversion of the shares of Series A Preferred Stock.

                  6.3 No adjustment in the conversion rate shall be required unless such adjustment (and any other adjustments which by reason of this Paragraph 6.3 are not required to be made) would not, if made, entitle the holders of all then outstanding shares of Series A Preferred Stock upon conversion thereof to receive additional shares of Common Stock equal in the aggregate to one percent (1%) or more of the total issued and outstanding shares of Common Stock. All calculations under this Paragraph 6.3 shall be made to the nearest one one-hundredth (1/100) of a share.

                  6.4 Whenever the conversion rate is adjusted as herein provided, an officer of the Corporation shall compute the adjusted conversion rate in accordance with the foregoing provisions and shall prepare a written instrument setting forth such adjusted conversion rate and showing in detail the facts upon which such adjustment is based, and a copy of such written instrument shall forthwith be mailed to each holder of record of the Series A Preferred Stock, and made available for inspection by the stockholders of the Corporation.

                  6.5 The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of Series A Preferred Stock, the full number of shares of Common Stock then deliverable upon the conversion of all shares of Series A Preferred Stock then outstanding, and such shares shall be listed, subject to notice of issuance, on any stock exchange(s) on which outstanding shares of Common Stock may then be listed.

                  6.6 The Corporation will pay and all taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of Series A Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of Series A Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax, or has established, to the satisfaction of the Corporation, that such tax has been paid or is not payable.

                  7. Exclusion of Other Rights. Except as may otherwise be required by law, the shares of Series A Preferred Stock shall not have any preferences or relative, participating, optional or other special rights other than those specifically set forth in this Restated Certificate of Incorporation of the Corporation, as amended.

                  8. Headings of Subdivisions. The headings of the various subdivisions hereof are for convenience of reference only and shall not affect the interpretation of any of the provisions hereof.

                  9. Severability of Provisions. If any right, preference or limitation of the Series A Preferred set forth in Restated Certificate of Incorporation, may be amended from time to time) is invalid, unlawful, or incapable of being enforced by reason of any rule of law or public policy, all other rights, preferences and limitations set forth in this Restated Certificate of Incorporation (as so amended) which can be given effect without the invalid, unlawful or unenforceable right, preference or limitation shall, nevertheless, remain in full force and effect, and no right, preference or limitation herein set forth shall be deemed dependent upon any other such right, preference or limitation unless so expressed herein.

         5. The election of the Board of Directors need not be by written ballot.

         6. The Corporation shall indemnify, and hold harmless, to the fullest extent permitted by Section 145 of the General Corporate Law, as amended from time to time ("Section 145"), any person who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (each, a "proceeding") by reason of the fact that he, or a person for whom he is the legal representative, is or was a director or officer of the Corporation (each, an "Eligible Indemnitee"), against all liability and loss suffered and expenses reasonably incurred by such person in connection with a proceeding initiated by him only if the proceeding was authorized by the Board of Directors. In addition, the Corporation may indemnify and hold harmless, to the fullest extent permitted by Section 145, any other person who was or is made or is threatened to be made a party or is otherwise involved in any proceeding by reason of the fact that he, or an officer, director or a person for whom he is the legal representative, is or was an employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, enterprise or non-profit entity (each, a "Permitted Indemnitee"), including service with respect to employee benefit plans, against all liability and loss suffered and expenses reasonably incurred by such person in connection with such proceeding. If the Corporation elects to indemnify a Permitted Indemnitee for liability and loss suffered and expenses reasonably incurred by such person in connection with a proceeding, its obligation to indemnify such person shall be reduced by the amount of any indemnity payments received by the Permitted Indemnitee from any other corporation, partnership, joint venture, trust, enterprise or non-profit entity on behalf of whom he was acting at the request of the Corporation and as a result of which he became a party to or was otherwise became involved in the proceeding.

         The Corporation shall pay the expenses incurred by any Eligible Indemnitee in investigating or defending any proceeding in advance of its final disposition (unless the proceeding is of a nature for which advancement of expenses is not permitted by Section 145), but only upon receipt of an undertaking from the Eligible Indemnitee to repay all amounts advanced if it is ultimately determined that the Eligible Indemnitee is not entitled to be indemnified under Section 145, this Article or otherwise. In addition, the Corporation may pay the expenses incurred by any Permitted Indemnitee in defending any proceeding in advance of its final disposition (unless the proceeding is of a nature for which advancement of expenses is not permitted by
Section 145), but only upon receipt of an undertaking from the Permitted Indemnitee to repay all amounts advanced if it is ultimately determined that the Permitted Indemnitee is not entitled to be indemnified under Section 145, this Article or otherwise.

         If a claim for indemnification or payment of expenses under this
Article is not paid in full within sixty days after a written claim therefor has been received by the Corporation, the claimant may file suit to recover the amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expenses of prosecuting such claim. In any such action, the Corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under Section 145, this Article or otherwise.

         The rights conferred on any person by this Article shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, any provision of the By-laws of this Corporation, any agreement, any vote of stockholders or disinterested directors or otherwise.

         The Corporation shall have the power to purchase and maintain insurance on behalf of any Eligible Indemnitee or Permitted Indemnitee against any liability asserted against him and incurred by him for actions undertaken on behalf of the Corporation in his capacity, or arising out of his status with the Corporation, whether or not the Corporation would have had the power to indemnify him against such liability under this Article or otherwise.

         Any amendment or repeal of the foregoing provisions of this Article shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.


         7. No director shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director for any act or omission occurring subsequent to the date when this provision becomes effective, except that he may be liable (i) for breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law, as the same exists or hereafter may be amended, or (iv) for any transaction from which the director derived an improper personal benefit. If the General Corporation Law hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation, in addition to the limitation of personal liability provided herein, shall be limited o\to the fullest extent permitted by the amended General Corporation law. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Corporation existing at the time of such repeal or modification.

         8. Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this

Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code on the application of trustees in dissolution or any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

         9. All the powers of this Corporation, insofar as the same may be lawfully vested by this Certificate of Incorporation in the Board of Directors, are hereby conferred upon the board of directors of this Corporation. In furtherance and not in limitation of that power, the Board of Directors shall have the power to make, adopt, alter, amend and repeal from time to time By-laws of this Corporation, subject to the right of the stockholders entitled to vote with respect thereto to adopt, alter, amend and repeal By-laws made by the Board of Directors.

         IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed by Joel Schoenfeld, its Chairman of the Board and Chief Executive Officer and attested to by Flora Schoenfeld, its Secretary, this 14th day of April 1997.

                                     By: /s/ Joel Schoenfeld
                                         --------------------------------------
                                         Joel Schoenfeld
                                         Chairman of the Board and
                                         Chief Executive Officer

Attest:

 /s/ Flora Schoenfeld
----------------------
Flora Schoenfeld
Secretary

Board of Directors
Univec, Inc.
Farmingdale, NY

                         INDEPENDENT ACCOUNTANTS' REPORT

    We have reviewed the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of September 30, 2000, and the accompanying consolidated statements of operations and cash flows for the three months and nine months then ended. These interim financial statements are the responsibility of the company's management.

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

November 7, 2000                          /s/   Most Horowitz & Company, LLP
                                                -----------------------------
                                                Most Horowitz & Company, LLP