Form 10KSB
period 2000-12-31
UNIVEC INC
filed 2001-04-02
CIK 1029825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                   FORM 10-KSB

---------------------
/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                         1934 For the fiscal year ended
                                December 31, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Revenues for the issuer's most recent fiscal year were $3,078,151.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 19, 2001 was $1,016,721.

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

             As of March 19 2001, the issuer had 6,535,746 shares of
                      common stock, $.001 par value, outstanding.

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

As a result of the increase in the incidence of HIV-AIDS cases, there has also been considerable discussion concerning over-the-counter sales of non-prescription syringes and needle exchange programs, in which intravenous drug users exchange used syringes for sterile syringes. However, political and social concerns that over-the-counter sales of non-prescription syringes and needle exchange programs encourage and condone illegal drug use have limited the access of intravenous drug users to sterile syringes, including those with the added safety feature of a locking device to discourage reuse. Nevertheless, numerous states, including New York, Connecticut, Florida, Ohio, Michigan, Texas and Virginia have legalized over-the-counter sales of non-prescription syringes.

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

     Extendible Barrel Sleeves, which enclose the barrel of the syringe in a second cylinder which the operator extends before and after use to cover the tip of the needle. The extendible barrel sleeves often lock in their extended position after use. In virtually all designs, the operator of the syringe must manually extend the barrel sleeve after use. The sleeve does not prevent multiple use of the syringe before the operator encloses the barrel. However, extendible barrel sleeves are more cost-effective than the other alternatives and can be combined with a device that makes the syringe difficult to reuse. Becton Dickinson and Company ("Becton-Dickinson") and Sherwood Davis & Geck ("Sherwood") distribute traditional (1cc and 3cc) syringes with extendible barrel sleeves at a wholesale price of $0.28 to $0.32. In July 2000, the Company received FDA approval for an extendible barrel sleeve syringe based on technology licensed by the Company in 1999. The Company anticipates manufacturing and marketing an extendible barrel sleeve product during 2001.

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

     The Company is developing larger size, aspirating and non-aspirating syringes for sale to hospitals, health clinics, and relief agencies in 2001. In general, hospitals and health clinics use more larger size syringes than 1cc syringes. Hospitals and clinics will have the choice of a syringe barrel with or without an extendible barrel sleeve.

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

     The Company also produces 1cc locking clip syringes at its Farmingdale, New York production facility. In addition, the Company contracts with major domestic manufacturers to produce its patented clip plunger assembly. These assemblies can be shipped to standard syringe manufacturers around the world to produce Auto-Destruct Syringes. Currently Univec is shipping to approximately six syringe companies to produce their patented syringe.

     The Company's syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by the Company. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Tyco, and other syringe manufacturers. A variety of domestic and foreign manufacturers supply the components for the Company's lcc locking clip syringe. The Company has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow barreled difficult to reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for some of the syringes sold by the Company have been manufactured by the Portuguese contract manufacturer. The company has been successful through other sources worldwide in purchasing barrels to increase the overall production capacity. In addition, the Company continues to send clip plunger assemblies produced in the U.S. to syringe manufacturers around the world to also increase overall production. The Company continues to pursue alternate sources of supply for components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on the Company's business.

Competition

     The Company's principal competition is from traditional disposable syringes. Becton-Dickinson, Tyco and Terumo control a total of approximately 90%, of the worldwide syringe market, and are substantially larger, more established and have significantly greater financial, sales and marketing, distribution, engineering, research and development and other resources than the Company. To the Company's knowledge, only Becton-Dickinson and Bader, a German machine tool manufacturer, distribute commercially a line of difficult to reuse syringes, none of which allow for aspiration. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT and UNIJECT syringes were developed specifically for WHO-UNICEF-EPI immunization programs. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT syringe were designed to dispense a dosage of .5cc only, whereas the UNIVEC 1cc locking clip syringe was designed to dispense dosages up to .95cc. The Company believes that UNIVEC syringes are more effective than competitive difficult to reuse syringes and that they are competitively priced. There can be no assurance that the major syringe manufacturers or others will not commence production of 1cc difficult to reuse syringes, or locking syringes which aspirate, or that the Company will be able to successfully compete in this market.

Patents, Licenses and Proprietary Rights

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

     In July 2000, the Company received FDA approval of the sliding sheath syringe and anticipates manufacturing and marketing this product during 2001.

     In August 2000, the Company entered into a licensing agreement providing for the non-exclusive, worldwide use of the Company's patents for the manufacturing, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales and for the sale of equipment necessary to manufacture the product.

Government Regulation

     The manufacture and distribution of medical devices are subject to extensive regulation by the FDA in the United States, and in some instances, by foreign and state regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (collectively, the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, a manufacturer must obtain FDA permission to market through either the 510(k) pre-market notification process or the costlier, lengthier and less certain pre-market approval ("PMA") application process. The FDA has granted the Company 510(k) and sell its 1cc locking clip syringe in the United States, subject to compliance with other applicable FDA regulatory requirements. As a Class II device, performance standards may be developed for the 1cc locking clip syringe which the product would then be required to meet. Failure to meet standards for effectiveness and safety could require the Company to discontinue the manufacturing and/or marketing of the product in the United States. Furthermore, manufacturers of medical devices are subject to recordkeeping requirements and required to report adverse experiences relating to the use of the device. Device manufacturers are also required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies.

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

Research and Development

     For the years ended December 31, 2000 and 1999, the Company expended approximately $78,885 and $126,000, respectively, on product development expenses.

Employees

     As of March 19, 2001, the Company employed 7 persons, including two in sales and marketing, one in research and development, two in financial administration, and two in production. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Description of Property.

     The Company occupies a manufacturing facility, administrative, and executive office in Farmingdale, New York (comprised of approximately 10,000 square feet of space) pursuant to a lease that expires in September 2003. Rental expense for the space is $71,499 per annum plus certain common charges and real estate tax escalations, subject to an increase of 3% per annum in each subsequent year.

Item 3. Legal Proceedings.

     On February 11, 1998, the Company commenced a lawsuit against Sherwood and its former corporate parent, American Home Products Corporation, in the Supreme Court of the State of New York, Nassau County (Index No 98-003963) seeking money damages of $15,000,000,000, plus punitive damages, alleging fraud, fraudulent inducement, prima facie tort, tortuous interference with contract, tortuous interference with existing and prospective business relationships, breach of fiduciary duty, breach of duty of good faith and fair dealing, breach of confidentiality and misuse of confidential information.

     The action arises out of Sherwood's failure to produce components satisfying the Company's tolerances. There can be no assurance that the Company will obtain a significant monetary judgment, if any, against Sherwood, or that the Company's prosecution of the lawsuit will not consume a significant amount of the Company's limited management and monetary resources.

     In February 2000, a former consultant commenced an action against the Company and its directors in the Supreme Court of the State of New York, County of Nassau, alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock, (2) $192,000 and (3) costs of this action. The Company and counsel do not believe the fees are due and will vigorously defend this action.

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

     In April 2000, a former landlord commenced an action against the Company in the District Court of the County of Nassau, Fourth District, Hicksville Part, for unpaid rent of $13,472, plus interest and costs. This matter has been dismissed.

     In August 2000, an action was commenced in the U.S. District Court, Southern District of New York by BMD Technology, LLC, against the Company alleging patent infringement in connection with the Company's locking syringe. The action sought a permanent injunction restraining the Company from infringing the plaintiff's patent, damages, treble damages, attorney fees, and costs of the action. In January 2001, this matter was voluntarily dismissed without prejudice.

Item 4  Submission of Matters to Vote of Security Holders.

     No Matters were submitted to a vote by the security holders in the fourth quarter of 2000.

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)(1) From April 24, 1997, through July 1, 1999, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") traded on the Nasdaq SmallCap Market. Since July 2, 1999, the Company's common stock and warrants have been quoted on the over-the-counter bulletin board under the symbols "UNVC" and "UNVCW", respectively.

Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter through July 1, 1999, and on the over-the-counter bulletin board from and after July 2, 1999.


                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
- -------------------------------------------------   ------------   -----------   -----------   -----------
March 31, 1999                                      $  1.375       $ 0.687       $ 0.875       $ 0.375
June 30, 1999                                       $  1.312       $ 0.625       $ 0.625       $ 0.312
September 30, 1999                                  $  1.187       $ 0.187       $   0         $   0
December 31, 1999                                   $  0.625       $ 0.187       $   0         $   0
March 31, 2000                                      $  1.219       $ 0.313       $   0         $   0
June 30, 2000                                       $  1.000       $ 0.531       $   0         $   0
September 30, 2000                                  $  0.781       $ 0.391       $   0         $   0
December 31, 2000                                   $  0.563       $ 0.156       $   0         $   0



     (2) As of December 31, 2000, there were 82 holders of record of the Common Stock and there were over 766 beneficial owners of the Common Stock as of that date.

     (3) During the fiscal year ended December 31, 2000, the Company sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Company, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

      In December 2000, the Company issued 110,000 shares of common stock at $.2188, per share, and 70,000 options to purchase common stock, exercisable at $.197, per share, through December 2003 to two consultants to provide financial marketing services.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Results of Operations

                  Condensed Consolidated Results of Operations

                                      2000             1999           Change
                                  -----------    -----------         ----------

Net Sales                            $ 3,078,151    $ 3,344,559         (8%)
Cost of Sales                          2,607,194      2,885,863        (10%)
                                     -----------    -----------

Gross Margin                             470,957        458,696          3%
Marketing Expense                        709,884        647,773         10%
Product Development                       78,885        125,535        (37%)
General and
  Administrative                       1,074,963        977,142         10%
Write off Accounts Payable                             (239,573)
Interest Expense, Net                    108,664        106,761          2%
                                     -----------    -----------
Operating Loss                       ($1,501,439)   ($1,158,942)        30%

Loss on Sale of Assets                  (794,244)
                                     -----------    -----------
Net Loss                             ($2,295,683)    (1,158,942)        98%
                                     ===========    ===========

   As illustrated in the table above, product sales for the year ended December 31, 2000 decreased by $266,408 (8%) as compared to the year ended December 31, 1999. Sales for the fourth quarter of 2000 were $940,206, which was 31% of the total product sales for the year. Orders for sales totaling approximately $280,000 were in house as of December 31, 2000 and shipped in the first quarter of 2001. The primary focus of management's efforts during the fourth quarter of 2000 concentrated on the licensing agreements and sale of equipment. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes were either produced in the Company's own production facility in New York or by its Portuguese contract manufacturer. The Company increased its production capacity during 2000 by increased utilization of its contract manufacturer located in Korea to supply syringes for new orders and existing contracts.

   Under a new contact with one customer, approximately $1,000,000 of additional sales are expected to be shipped during the year 2001.

   As a result of the June 1999 licensing agreement and the FDA approval in July 2000 of the sliding sheath syringe designed to protect health care workers from accidental needle stick injury, Univec anticipates manufacturing and marketing this product during 2001. The FDA also approved the Company's two-piece syringe in June 2000. The introduction of these new products is expected to increase sales and broaden the Company's customer base, including a domestic market.

   In August 2000, the Company entered into a license agreement providing for the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales. The Company will also sell to the licensee certain equipment to manufacture these syringes for $644,000, payable substantially all upon acceptance of the equipment. The Company has warranted the equipment for one year from acceptance and is required to provide continuing technical assistance throughout the license and manufacturing periods. As of December 31, 2000, the Company has shipped and received payment for equipment of approximately $67,000, and has outstanding letters of credit of approximately $544,800. In addition, as of December 31, 2000, the Company has incurred costs of $104,544 and is committed for additional costs of the equipment of approximately $41,000.

   As of March 22, 2001, the equipment has been inspected, delivered, and is about to be installed. Upon installation, the Company will receive substantially the entire purchase price and recognize the gain on the sale.

   Gross margin for the year ended December 31, 2000 increased by 3% as compared to the year ending December 31, 1999. Gross margin for the year 2000 was just greater than 15% as compared to just under 14% for 1999. During the fourth quarter of 2000, gross margin was 17%, representing an increase over the prior three quarters of 2000. This increase was achieved through increased utilization of contract manufacturers for the production of syringes in combination with a reduction in direct labor and production in the Farmingdale, New York location. Gross margin on finished goods purchased from the Portuguese or Korean manufacturer is significantly higher than at the Company's New York facility. As the Company continues to increase sources of production at a more favorable cost, gross margin will continue to improve.

   Marketing costs in 2000 increased $62,111 (10%) from 1999. This increase is due to, an increase in sales staff personnel to develop a domestic market for both existing products and the new sliding sheath syringe and the two-piece syringe. Marketing costs also included increases in travel expense necessary to generate new sales contracts and markets and increases in sample products used in marketing, offset in part by a decreases in printing and reproduction expenses, automobile expense, and charitable contributions.

   Product development expense in 2000 decreased by $46,650 (37%) from 1999. This decrease was from decreases in engineering consulting, drafting, and research expenses, resulting primarily from management's decision to utilize its resources for marketing and in developing alternative sources for product production.

   General and administrative expenses in 2000 increased $97,821 (10%) from 1999. This increase is due primarily to increases in consulting and legal expenses, and payroll, offset in part by decreases in insurance expense, and securities maintenance expense.

   Interest expense for 2000 was approximately the same as 1999. For 1999, approximately $57,000, was costs of seeking debt financing arrangements, of which $17,500 was refunded to the Company during 2000. For 2000, approximately $40,000 was for interest on the capitalized lease obligations.

   The net loss for 2000, exclusive of the loss on sale of assets, increased by $102,924 (7%) as compared to 1999, exclusive of the write-off of accounts payable. This increase was primarily the result of increases in marketing and general and administrative expenses, offset in part by a decrease in product development.

Liquidity and Capital Resources

   The Company's working capital deficit increased from $103,051 at December 31, 1999 to $833,940 at December 31, 2000, primarily resulting from decreases in inventory and other current assets and increases in deposit and the other liabilities.

   Net cash used in operating activities decreased by $159,213 from $443,744 to $284,531 for the years ended December 31, 2000 and 1999, respectively, primarily due to decreases in accounts receivable and inventory and the increase in deposit payable, offset in part by the increase in due from factor.

   Net cash provided by investing activities increase primarily by the net proceeds from the sale of equipment.

   Net cash provided by financing activities decreased by $675,173 from $507,811 to a use of $167,342 for the years ended December 31, 2000 and 1999, resulting from the Company not receiving any financings in 2000.

   With the marketing and sale of new products and increased production of the locking clip syringe, together with the proceeds from the sale of the equipment and license royalties, the Company anticipates that operating activities will generate a positive cash flow in the year 2001.

   In the future the Company may seek additional equity financing which will dilute existing shareholders. The delisting of the Company's common stock from the Nasdaq SmallCap Market may hamper the Company's ability to raise equity.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company did not have any changes or disagreements with its independent accountants on accounting or financial disclosures.

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of the Company are as follows:

Name                 Age               Position
-------------------  ---     --------------------------------------
Alan Gold            54      Chief Executive Officer and a Director
Joel Schoenfeld      56      Chairman of the Board of Directors
                               President and a Director

Flora Schoenfeld     55      Treasurer and Secretary
John Frank           61      Director
Marla Manowitz       48      Chief Financial Officer
Richard Mintz        56      Director
Andrew Rosenberg     56      Director


Alan H. Gold, M.D., has been Chief Executive Officer of the Company since November 30, 1999 and a Director of the Company since inception in August 1992. Prior to November, 1999, Dr. Gold served as President of the Company since July 1996, and as Chairman of the Board of Directors since March 18, 1999. Dr. Gold has been a plastic surgeon since 1972, and is currently in private practice. Dr. Gold is a medical advisor to the UNDP.

     Joel Schoenfeld, the founder of the Company, had been Chief Executive Officer of the Company from its inception in August 1992 until November 30, 1999, and also served as Chairman of the Board of Directors until Dr. Alan Gold's election to the position on March 18, 1999. Since November, 1999, Mr. Schoenfeld has again served as Chairman of the Board of Directors. Mr. Schoenfeld was the founder and President of J&B Schoenfeld, a global trading company whose main focus was on the import, export and processing of pelts and hides, specializing in trade with the USSR and Europe.

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

     Mr. Schoenfeld has been a commercial attache and a consultant to a number of foreign and multinational governments. Recently, Mr. Schoenfeld was an advisor to United Nations Development Programs ("UNDP"). Previously, he served as:

   o Senior Advisor to the Costa Rican Ambassador to the United Nations

   o Senior Advisor and Coordinator, Chief of Staff to the Chairman of the Committee of States Parties to the International Covenant on Civil and Political Rights to the United Nations

   o Senior Economic and Trade Advisor to the United Nations Commission on Transnational Corporations

     Mr. Schoenfeld was named in February, 1999 in a Federal Grand Jury Indictment filed in the United States District Court for the Southern District of Ohio, Western Division. The indictment alleges that Mr. Schoenfeld engaged in certain activities in connection with a commercial transaction in 1991. In February 2001, a motion to dismiss was filed and Mr. Schoenfeld believes the court will dismiss the matter. In November, 1999, Mr. Schoenfeld resigned as Chief Executive Officer and was elected to the position of Chairman of the Board of Directors. Mr. Schoenfeld continues as an employee of the Company.

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

     Richard Mintz has been a director of the Company since March 18, 1999.
Mr. Mintz is also President of Peristaltic Technologies, Inc., a manufacturer of medical infusion pumps and plastic disposable catheters, and Vice President and General Manager of A.K. Allen & Co., Inc./Allen Avionics, Inc., a manufacturer of electronic components and fluid power products, positions he has held for more than the past five years.

     Dr. Andrew Rosenberg has been a director of the Board of Directors since November 30, 1999. Dr. Rosenberg serves as Chairman of the Department of Anesthesiology, Hospital for Joint Diseases, Orthopadic Institute and has acted as a consultant to the Company since 1998.

     All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Meetings of the Board of Directors and Information Regarding Committees

     The Board of Directors has one standing committee, an Audit committee. The Audit Committee is composed of Dr. Gold and Mr. Frank. The duties of the Audit committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of the company, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit committee held two meetings in 2000.

     The Board of Directors held five meetings in 2000, which include special telephonic meetings as well as Unanimous Written Consent. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 2000.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2000.

Item 10. Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the year ended December 31, 2000 exceeded $100,000.



                                Annual Compensation          Long-Term Compensation
                      -----------------------------------   -----------------------
                                                   Other Annual     Securities
Name and Principal Position    Year    Salary      Compensation   Underlying Options
------------------------------------------------------------------------------------
Joel Schoenfeld, Chairman      2000   $  254,507(1)              2,430,000 (2)
Joel Schoenfeld                1999   $  221,150(1)

(1) The Company accrues compensation expense for Joel Schoenfeld at a rate of $211,200 per annum, plus benefits, which include a car allowance (approximately $7,193 in 2000 and $7,900 in 1999) and life/disability/health and car insurance (approximately $43,307 in 2000 and $21,250 in 1999).

(2) Represents the following stock options: (a) options expiring February 13, 2003 to purchase 2,130,000 shares at an exercise price of $.59, per share, and (b) options expiring June 13, 2003 to purchase 300,000 shares at an exercise price of $.675, per share. "Management - Stock Option Plan."

Employment Agreement

     Joel Schoenfeld serves as Chairman of the Board of Directors and as an employee of the Company pursuant to an employment agreement which expires on March 28, 2003. The agreement provides Mr. Schoenfeld with a salary of $192,000 per annum plus annual increases of 10%, per annum, and life, disability and health insurance benefits. The Company also has agreed to reimburse Mr. Schoenfeld for automobile lease payments under his existing vehicle lease, or alternatively, to provide him with an automobile allowance of $10,800 per annum, and at the expiration of the vehicle lease, to pay him the fair market value of the vehicle if he elects to exercise the option to purchase the vehicle pursuant to the lease. The agreement contains a non-competition covenant that prohibits him, directly or indirectly, from engaging in a competitive business (as defined) for a period of twelve months following the termination of his employment. The foregoing restriction does not apply if the Company does not offer to extend or renew his employment following the expiration of his employment agreement on terms not less favorable to him than those set forth in his employment agreement.

Stock Options

     The following table contains information concerning the grant of stock options to Joel Schoenfeld ( the "Named Executive Officers") during the fiscal year ended December 31, 2000.


                     Number of Shares       Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price    Expiration
Name                       Granted                Fiscal Year              Per Share        Date
----------------------------------------------------------------------------------------------------
Joel Schoenfeld            2,130,000                  64%                  $.590      Feb. 12, 2003
                             300,000                  09%                  $.675      June 13, 2003


The following table summarizes for each of the Named Executive Officers the total number of unexercised options, if any, held at December 31, 2000, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2000. The value of the unexercised, in-the-money options at December 31, 2000, is the difference between their exercise or base price and the fair market value of the underlying Common Stock on December 31, 2000. The closing bid price of the Common Stock on December 31, 2000 was $.1562.

               AGGREGATED OPTION EXERCISES -- JANUARY 1, 2000 --
             DECEMBER 31, 2000 AND DECEMBER 31, 2000 OPTION VALUES



                                                                                         Value of Unexercised
                       Shares Acquired Upon            Number of Securities                  In-The-Money
                        Exercise of Options           Underlying Unexercised                  Options at
                        During Fiscal 2000         Options at December 31, 2000           December 31, 2000
                    ---------------------------   -------------------------------   ----------------------------
Name                 Number     Value Realized     Exercisable     Unexercisable     Exercisable   Unexercisable
-----------------   --------   ----------------   -------------   ---------------   ------------- --------------
Joel Schoenfeld     416,666       $50,000           6,458,858          None          $  53,716         None
None


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of February 26, 2001 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.


                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
------------------------------------------------  ----------------------------  -----------------------
Joel and Flora Schoenfeld(3) ..................            7,526,612(4)(5)              56.76% (6)
Alan H. Gold, M.D.(3) .........................            1,709,888(4)(7)              22.15% (8)
John Frank(9) .................................            1,849,375(10)                24.30% (11)
Marla Manowitz(12).............................              160,600(13)                 2.46%
Richard Mintz(14)..............................              118,000(15)                 1.84%
Andrew Rosenberg(16)...........................              114,000(17)                 1.77%
All directors and executive officers as a group
 (7 persons) ..................................           11,478,475(18)(19)            71.17% (20)

* Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of February 26, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Except as otherwise stated, calculated on the basis of 6,365,746 shares of Common Stock issued and outstanding on February 26, 2001.

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

(5) Includes 6,458,858 shares upon exercise of presently exercisable options, 432,885 shares issuable upon conversion of Series A Preferred Stock, and 4,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants

(6) Calculated on the basis of 13,261,489 of Common Stock issued and outstanding.

(7) Includes 1,325,000 shares upon exercise of presently exercisable options and 27,555 shares issuable upon conversion of Series A Preferred Stock.

(8) Calculated on the basis of 7,718,301 shares of Common Stock issued and outstanding.

(9) Address is c/o The Hartford Steam Boiler Insurance & Inspection Co., P.O. Box 5204, One State Street, Hartford, Connecticut 06102-5024.

(10) Includes 1,078,236 shares issuable upon exercise of options, and 166,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants.

(11) Calculated on the basis of 7,609,982 shares of Common Stock issued and outstanding.

(12)  Address is c/o the Company, 22 Dubon Court, Farmingdale, NY  11735.

(13)  Includes 150,000 shares upon exercise of presently exercisable options.

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

(19) Includes 11,478,475, shares issuable upon exercise of presently exercisable options. See footnotes (5)(7)(10)(13)(15) and (17).

(20) Calculated on the basis of 16,128,280 shares of Common Stock issued and outstanding.

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

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits


Exhibit       Description
---------     -------------
3.1(2)        Restated Certificate of Incorporation of the Registrant, as amended.
3.2(1)        By-laws of the Registrant, as amended.
4.1(1)        Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC, Inc., a New York corporation.
4.3(1)        Form of Warrant Agreement between the Registrant and the underwriters of the Registrant's initial public offering.
4.4(1)        Specimen common stock Certificate.
4.5(1)        Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
4.6(1)        Registration Rights Agreement among the Registrant and the holders of bridge warrants.
4.7(3)        Certificate of Designation of Series B Preferred Stock.
4.8(4)        Certificate of Amendment of Certificate of Designation of Series B Preferred Stock.
4.9(3)        Form of Warrant Agreement dated July 27, 1998, between Company and selling securityholder.
4.10(4)       Form of Amended and Restated Warrant Agreement, amending and restating the Warrant Agreement dated July 27, 1998, between the Company and the selling securityholder.
4.11(3)       Registration Rights Agreement dated July 27, 1998, between Company and selling securityholder.
4.12(4)       Registration Rights Agreement, dated February 8, 1999, between the Company and the selling securityholder.
4.13(4)       Certificate of Designation of Series C Preferred Stock.
4.14(4)       Form of Warrant Agreement dated February 8, 1999, between the Company and selling securityholder.
10.1(1)       Amended 1996 Stock Option Plan of the Registrant.
10.2(5)       1998 Stock Option Plan of the Registrant.
10.3(6)       2000 Stock Option Plan of the Registrant.
10.4(5)       Employment Agreement dated as of September 4, 1998 between the Registrant and Joel Schoenfeld.
10.5(7)*      Patent License Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.
10.6(7)*      Manufacturing Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.
10.7(7)*      Equipment Purchase Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.
23.1(7)       Consent of Most, Horowitz & Company, LLP, as Independent Accountants.

-----------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

(2) Incorporated by reference from the Registrants Periodic Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective on December 11, 1999.

(4) Incorporated by reference from Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (File No. 333-74199).

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-22413).

(6) Incorporated by reference from the Registrant's Post- Effective Amendment No. 1 on Form S-2 to Form S-3 (File No. 333-74199) declared effective on January 26, 2001.

(7)      Filed herewith.

* CONFIDENTIAL TREATMENT OF PORTIONS OF THIS EXHIBIT HAS BEEN REQUESTED BY THE REGISTRANT.

 (b) Reports on Form 8-K.

There were no reports filed on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                                        UNIVEC, INC.



                                        By: s/ Alan Gold
                                            --------------------------------
                                            Alan Gold
                                            Chief Executive Officer
                                            (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 2001 in the capacities indicated.


       Signatures                          Title                                           Date
       ---------                           -------                                        ------
/s/ Alan Gold                          Chief Executive Officer and a Director           March 30, 2001
------------------------               (Principal Executive Officer)
Alan Gold, M.D.

/s/ Marla Manowitz                     Chief Financial Officer
------------------------               (Principal Financial and Accounting Officer)     March 30, 2001
Marla Manowitz

/s/ Joel Schoenfeld                     Chairman and a Director                         March 30, 2001
------------------------
Joel Schoenfeld.

/s/ John Frank                          Director                                        March 30, 2001
------------------------
John Frank

/s/ Richard Mintz                       Director                                        March 30, 2001
------------------------
Richard Mintz

/s/ Andrew Rosenberg                    Director                                        March 30, 2001
------------------------
Andrew Rosenberg, M.D.


                         UNIVEC, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND FOR THE TWO YEARS THEN ENDED

                   Index to Consolidated Financial Statements

                                                                    Page
                                                                 ----------
Report of Independent Accountants     .......................       F--2
Consolidated Balance Sheet  -  December 31, 2000                    F--3
Consolidated Statements of Operations -  years ended
 December 31, 2000 and 1999 .................................       F--4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 2000 and 1999 ...........................       F--5
Consolidated Statements of Cash Flows - years ended
 December 31, 2000 and 1999 .................................       F--6
Notes to Consolidated Financial Statements ..................   F--7 to F--15

Report of Independent Accountants

To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiary as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

New York, New York                  /s/ Most Horowitz & Company, LLP
March 22, 2001                          -------------------------------
                                        Most Horowitz & Company, LLP

                           Univec, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2000


ASSETS:

Cash ..........................................................  $    28,177
Accounts receivable ...........................................      258,719
Due from factor ...............................................      211,535
Inventory .....................................................      474,936
Equipment for sale ............................................      104,544
Other current assets ..........................................       54,206
                                                                 -----------
 Total current assets .........................................    1,132,117

Fixed assets, net .............................................    1,445,887
Other assets ..................................................       41,140
                                                                 -----------
 Total assets .................................................  $ 2,619,144
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses .........................  $ 1,153,744
Deferred payroll-officers .....................................      318,392
Current portion of capitalized lease obligation ...............      130,306
Loans payable-current .........................................      203,615
Deposit payable ...............................................      160,000
                                                                 -----------
 Total current liabilities ....................................    1,966,057

Capitalized lease obligation ..................................      248,726
Loans payable .................................................      237,352
                                                                 -----------
 Total Liabilities ............................................    2,452,135
                                                                 -----------
Commitments and contingencies (Notes 2, 3,8, 11, and 12)

Stockholders' equity (Note 9):
 Preferred stock $.001 par value; 4,995,500 shares authorized;
   none issued and outstanding
 Series A 8% Cumulative convertible preferred stock,-$.001 par value; authorized:  2,500 shares;  issued and outstanding:
   2072 shares (aggregate liquidation value:  $2,594,660) .....            2
 Series B 5% cumulative convertible preferred stock- $.001 par value;  authorized: 1,000 shares; issued and outstanding:
   227 shares (aggregate liquidation value: $294,267)..........            1
 Series C 5% cumulative convertible preferred stock - $.001 par value;  authorized:  1000 shares, issued and
   outstanding: 250 shares (aggregate liquidation value
   $273,681) ..................................................            1
 Common stock $.001 par value;  authorized:  75,000,000 shares;
   issued and outstanding:  6,365,746 shares ..................        6,366
 Additional paid-in capital ...................................    7,605,114
 Accumulated deficit ..........................................   (7,444,475)
                                                                 -----------
 Total stockholders' equity ...................................      167,009
                                                                 -----------
 Total liabilities and stockholders' equity ...................  $ 2,619,144
                                                                 ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           Univec, Inc. and Subsidiary
                      Consolidated Statements of Operations
                     Years ended December 31, 2000 and 1999


                                                          2000          1999
                                                      -----------   -----------
Revenues:
 Product sales                                        $ 3,078,151   $ 3,344,559
                                                      -----------   -----------
Expenses:
 Cost of product sales                                  2,607,194     2,885,863
 Marketing                                                709,884       647,773
 Product development                                       78,885       125,535
 General and administrative                             1,074,963       977,142
 Write-off of accounts payable                           (239,573)
 Interest expense, net                                    108,664       106,761
                                                      -----------   -----------
   Total expenses                                       4,579,590     4,503,501
                                                      -----------   -----------
   Operating loss                                      (1,501,439)   (1,158,942)

 Loss on sale of equipment                               (794,244)
                                                      -----------   -----------
   Net loss                                            (2,295,683)   (1,158,942)

Dividends attributable to preferred stock                (198,020)     (209,145)
Dividends attributable to preferred stock resulting
 from discount from beneficial conversion feature         (18,206)
                                                      -----------   -----------
   Loss attributable to common stockholders           $(2,493,703)  $(1,386,293)
                                                      ===========   ===========

Share information :
 Basic and diluted loss per share
   Net loss per share                                 $      (.45)  $      (.37)
                                                      ===========   ===========
   Weighted average number of
    common shares outstanding                           5,492,171     3,776,517
                                                      ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           Univec, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2000 and 1999

                                    Series A Preferred   Series B Preferred   Series C Preferred   Common Stock
                                    ------------------   -----------------   -----------------   --------------
                                     Shares   Amount     Shares  Amount        Shares  Amount  Shares     Amount
                                     ---------------     --------------
Balance, January 1, 1999             2,072    $    2     720   $  1                            3,454,268  $3,455

Sale of Series C Preferred stock                                               250     $ 1
Common stock issued:
  Consulting fees                                                                                344,444     344
  Conversion of Series B
   preferred stock                                      (108)                                    249,941     250
  Acquisition of license option
   (Note 8)                                                                                       10,000      10
Net loss
                                     -----    ------     ---   ----            ---     ---     ---------  ------
Balance, December 31, 1999           2,072         2     612      1            250       1     4,058,653   4,059

Issuance of stock options Common
  Stock issued:

  Consulting fees and compensation                                                               566,680     567
  Conversion of Series B Preferred
    stock                                               (385)                                  1,020,147   1,020
  Exercise of options                                                                             80,000      80
  Conversion of loan
    payable by director                                                                          223,600     224
  Conversion of accrued payroll
    by Officer                                                                                   416,666     416
Net Loss
                                     -----    ------     ---   ----            ---     ---     ---------  ------
Balance, December 31, 2000           2,072    $    2     227   $  1            250     $ 1     6,365,746  $6,366
                                     =====    ======     ===   ====            ===     ===     =========  ======

                                           Additional                             Total
                                            Paid-in         Accumulated      Stockholders'
                                            Capital           Deficit            Equity
                                       --------------      ------------      --------------
Balance, January 1, 1999               $   6,773,939       $ (3,989,850)       $  2,787,547

Sale of Series C Preferred Stock             209,989                                209,990
Common stock issued:
  Consulting fees                            134,656                                135,000
  Conversion of Series B
    preferred Stock                             (250)
  Acquisition of license                      11,240                                 11,250
Net loss                                                     (1,158,942)         (1,158,942)
                                        -------------        -----------         -----------
Balance, December 31, 1999                 7,129,574         (5,148,792)          1,984,845

Issuance of stock options                     82,406                                 82,406
Common stock issued:
  Consulting fees and compensation           306,042                                306,609
  Conversion of Series B Preferred
   stock                                      (1,020)
  Exercise of options                         11,920                                 12,000
  Conversion of loan payable by Officer       26,608                                 26,832
  Conversion of accrued payroll               49,584                                 50,000
Net loss ............................                       (2,295,683)          (2,295,683)
                                       -------------       -------------     ----------------
Balance, December 31, 2000 ...........   $ 7,605,114     $  (7,444,475)        $    167,009
                                       =============       ============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                Univec, Inc. and Subsidiary
                           Consolidated Statements of Cash Flows
                          Years ended December 31, 2000 and 1999


                                                                                                 2000          1999
                                                                                            ------------  ----------------
 Cash flows from operating activities:
 Net loss ................................................................................  $(2,295,683)  $(1,158,942)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on sale of equipment .............................................................      794,244
   Issuance of shares and options for services ...........................................      358,314       135,000
   Depreciation ..........................................................................      284,233       288,568
   Write-off of accounts payable .........................................................                   (239,573)
Increase (decrease) in cash from:
   Accounts receivable ...................................................................      377,937      (452,790)
   Due from factor .......................................................................     (211,535)
   Inventory .............................................................................      157,966       456,435
   Equipment for sale ....................................................................     (104,544)
   Other current assets and other assets .................................................       52,232      (135,325)
   Accounts payable and accrued expenses .................................................       59,777       427,019
   Deferred payroll-officers .............................................................       82,528       235,864
   Deposit payable .......................................................................      160,000
                                                                                            -----------   -----------
      Net cash used in operating activities ..............................................     (284,531)     (443,744)
                                                                                            -----------   -----------
Cash flows from investing activities:
 Proceeds from sale of equipment (net of cash expenses of $74,223) .......................      360,777
 Purchase of fixed assets (net of capital lease obligations
   of $435,000 in 2000) ..................................................................      (10,367)      (65,608)
                                                                                            -----------   -----------
      Net cash provided by (used in) investing activities ................................      350,410       (65,608)
                                                                                            -----------   -----------

Cash flows from financing activities:
   Payments of loans payable .............................................................     (107,683)     (189,377)
   Payments of capital lease obligations .................................................      (59,659)      (40,309)
   Proceeds from loans payable ...........................................................                    527,507
   Proceeds from sale of preferred stock, net of expenses ................................                    209,990
                                                                                            -----------   -----------
      Net cash (used in) provided by financing activities .......................              (167,342)      507,811
                                                                                            -----------   -----------
      Net decrease in cash ...............................................................     (101,463)       (1,541)
Cash, beginning of period ................................................................      129,640       131,181
                                                                                            -----------   -----------
Cash, end of period ......................................................................  $    28,177   $   129,640
                                                                                            ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest ................................................................  $   114,742   $    16,235

Supplemental disclosures of noncash activity:
   Common stock and warrants issued for loans payable, accrued payroll
      and expenses for the sale of equipment .............................................  $   119,533
   Accounts payable converted to loan payable ............................................                $   249,352
   Common stock issued for license options ...............................................                $    11,250




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

    Fixed Assets

    Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of assets are capitalized. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations.

    Patent Rights and Royalties

    Patent rights acquired were capitalized and amortized on a straight line basis over an estimated useful life of seven years. Royalties based on future revenues will be charged to operations when and if they are incurred.

    Product Development

    Research and development costs are expensed as incurred.

    Income Taxes

    Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting.

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

3.   Due from Factor

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

    As of December 31, 2000, the Company sold accounts receivable of $1,164,268, all of which have been subsequently collected, and as of January 1, 2001, the Company will receive 80% of sold accounts as a deposit and the balance upon payment.

4.  Inventories

    Inventories consisted of the following:
       Raw material                             $ 214,511
       Work-in-process                            150,300
       Finished goods                             110,125
                                                ----------
                                                $ 474,936
                                                 =========

5.  Fixed Assets

    Fixed assets consisted of the following:

                                                             Estimated
                                                            useful lives
                                                              in years
                                                           -------------
         Factory equipment .............................         7           $ 2,006,175
         Office equipment ..............................         5                 9,610
         Leasehold improvements ........................         5                15,672
         Furniture & Fixtures                                    5                 1,744
                                                                             -----------
                                                                               2,033,201
         Less accumulated depreciation .................                         587,314
                                                                             -----------
                                                                             $ 1,445,887
                                                                             ===========

     As of December 31, 2000, factory equipment included capitalized leased assets of $435,000.

     Depreciation expense was $284,233 and $288,568 in fiscal 2000 and 1999, respectively.

     In March 2000, the Company sold equipment for an aggregate sales price of $360,777, net of expenses of $74,223, which resulted in a loss of $794,244. The Company then leased back the equipment from the purchaser for three years. The lease provides for monthly rent of $9,063, plus an amount equal to 2% above the lessor's prime rate, per annum, on the future unpaid lease obligation and, at the end of the lease term, a purchase option of $1.00.

     The Company has capitalized the lease. The capitalized lease obligation and related assets were recorded at the lower of the present value of the net minimum lease obligations or the fair value of the related asset.

     As of December 31, 2000, capitalized lease obligations, including an existing capitalized lease obligation, consisted of the following:

    Current                                                $130,306
    Noncurrent                                              248,726
                                                           --------
                                                           $379,032
                                                           ========
6.  Loans Payable

    Loans payable consisted of:
    Loan payable to a vendor (Note 9)...................   $237,352
    Loan payable to a vendor on
      December 31, 2000, with interest
      at 10%, per annum (1)(2)..........................    102,253
    Loan payable to a vendor ...........................     68,454
    Loan payable to a vendor............................     24,427
    Loan payable to officer/director on
      demand, without interest..........................      8,481
                                                            -------
                                                            440,967
    Less:  Current loans payable........................    203,615
                                                           --------
                                                           $237,352
                                                           ========

(1)      Collateralized by certain patents

(2)      Guaranteed by a stockholder/officer up to $50,000

7.  Income Taxes

    For the years ended December 31, 2000 and 1999, the Company's deferred tax benefits (expenses) were as follows:

                                                  2000            1999
                                              -----------      -----------
         Net operating loss carryforwards      $ 868,000       $  474,000
         Capitalized costs                      (122,000)        (183,000)
         Depreciation                              8,000          (62,000)
         Compensation                             11,000           94,000
         Patent                                  (28,000)          (3,000)
         Valuation allowance                    (737,000)        (320,000)
                                               ----------      ------------
                                                   None             None
                                               ==========      ============

    As of December 31, 2000, the tax effects of the components of deferred tax assets and liabilities were as follows:

         Deferred tax assets

            Net operating loss carryforwards ...........  $  3,442,000
            Compensation                                       121,000
                                                          ------------
                Total deferred tax asset ...............     3,563,000

         Deferred tax liabilities
            Depreciation             ...................      (283,000)
                                                          ------------
                 Net deferred tax asset ................     3,280,000
         Valuation allowance ...........................    (3,280,000)
                                                          ------------
                                                                None
                                                          ============

    As of December 31, 2000, realization of the Company's net deferred tax asset of approximately $3,280,000 was not considered more likely than not, and, accordingly, a valuation allowance of $3,280,000 was provided.

     The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.


                                                                                   2000             1999
                                                                                -----------      ----------
Expected income tax benefit ...............................................     $  (781,000)    $ (394,000)
Change in valuation allowance arising in current year .....................         737,000        320,000
State income tax benefit, net of federal income tax effect ................          44,000         74,000
                                                                               -----------      ----------
                                                                                   None             None
                                                                               ===========      ===========

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $9,800,000 to reduce future taxable income expiring through 2015.

8.   Commitments and Contingency

     License Agreements

     The Company is committed under an exclusive license agreement with two inventors for a patent for an insertable element that prevents reuse of a plastic syringe. To maintain this license agreement, the Company is required to pay an annual minimum licensing fee of $10,000. To maintain exclusivity, the Company is required to pay an annual minimum license fee of $50,000. In addition, the license requires royalty payments of 6% of net sales of products manufactured and 40% of sublicense royalties received for products that use the specific insertable element. Through March 22, 2001, the Company has not and does not have immediate plans to manufacture or sublicense using this patent. During both 2000 and 1999, the Company paid only minimum royalties of $60,000 under this agreement.

     In June 1999, the Company entered into a product development and licensing agreement with a corporation engaged to design, develop, and produce a functional component. The agreement provides an exclusive and irrevocable option, exercisable within three years, to acquire an exclusive license for the product. The Company is obligated to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 paid following the execution of the agreement. The advance royalty is nonrefundable and will be credited toward future royalty payments as they become due. In addition to the licensing fees, the Company issued 10,000 shares of common stock upon execution of the agreement, valued at $11,250. The license agreement will be for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years.

     In March 2001, the Company will exercise the option and commence the production and sale of the product using this component.

     Lease

     The Company is committed under a lease for production, storage and office space through September, 2003. The lease provides for annual rent and additional rents for the Company's pro rata share of real estate taxes, liability insurance, maintenance, etc. In addition, the lease is renewable for an additional five years.

     Total rent expense for 2000 and 1999 was $71,499 and $69,853, respectively.

     As of December 31, 2000, the minimum future rent payments, exclusive of the renewal, was:

               Years Ended
               December 31,
               ------------
                  2001                  $ 73,641
                  2002                    75,852
                  2003                    58,168
                                        --------
                                        $207,661
                                        ========

     Employment Agreements

     The Company is committed under employment agreements with two officers through February 2003, requiring aggregate annual compensation of $233,600, plus annual increases of 10%. The agreements also provide for life, disability and health insurance.

9.   Stockholders' Equity

     Common Stock

     In January 1999, the Company issued 150,000 shares of common stock to a consultant for services valued at $112,500.

     In July 1999, the Company issued an aggregate of 44,444 shares of common stock to four consultants for services valued at $62,666.

     In October 1999, the Company granted an officer/director the right to convert deferred payroll of $204,063 into 1,700,524 shares of common stock at $.12, per share.

     In November 1999, the Company issued 150,000 shares of common stock to a consultant for services valued at $22,500.

     In January 2000, the Company granted 223,600 shares of common stock at $.12, per share, to a director in exchange for debt and a loan owed to the director of $26,832.

     In January 2000, an officer/director converted deferred payroll of $50,000 into 416,666 shares of common stock at $.12, per share, and resold 250,000 shares of such stock to another director for $30,000.

     In May and June 2000, the Company issued 381,680 shares of common stock to four consultants for services and accounts payable valued at $245,790.

     In August 2000, the Company's shareholders amended the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 shares.

     In August 2000, the Company issued 30,000 shares of common stock to a marketing consultant, valued at $15,000.

     In September 2000, the Company issued 15,000 shares of common stock to a consultant to provide financial marketing services valued at $6,750.

     In September 2000, the Company issued 30,000 shares of common stock to an employee as additional compensation valued at $15,000.

     In December 2000, the Company issued 110,000 shares of common stock to consultants for financial services valued at $24,068.

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

     Series B 5% Cumulative Convertible Preferred Shares (Series B) are entitled to receive, prior to the payment of dividends to the Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed at the option of the Company, at $1,000, per share. In addition, Series B stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series B, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10, as amended, or 75% of market value, as defined, through February 2001, as amended.

    In January, February and March 1999, 90 shares of Series B were converted to 129,941 shares of common stock at an average price of $.69, per share.

    In October 1999, 18 shares of Series B were converted to 120,000 shares of common stock at a price of $.15, per share.

    In March 2000, 160 shares of Series B were converted to 372,610 shares of common stock at an average price of $.43, per share.

    In June 2000, 50 shares of Series B were converted to 125,000 shares of common stock at a price of $.40, per share.

    In July 2000, 50 shares of Series B were converted to 118,511 shares of common stock at a price of $.42, per share.

    In August 2000, 50 shares of Series B were converted to 175,438 shares of common stock at a price of $.285, per share.

    In September 2000, 75 shares of Series B were converted to 228,588 shares of common stock at a price of $.328, per share.

    In February 1999, the Company designated Series C 5% Cumulative Convertible Preferred Shares (Series C) which are entitled to receive, prior to the payment of dividends to the Series B, Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed a the option of the Company, at $1,000, per share. In addition, Series C stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series C, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10 or 75% of market value, as defined, through July 2001.

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

    Holders of preferred shares have no voting rights.

    As of December 31, 2000, cumulative dividends in arrears on preferred stock were:

                  Series A                           $522,660
                  Series B                             67,267
                  Series C                             23,681
                                                     --------
                                                     $613,608
                                                     ========

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

    In addition, both the exercise price and number of shares issuable upon exercise of the Redeemable Warrants are subject to adjustment for certain dilutive events. As of December 31, 2000, the exercise price has been decreased to $1.68, per share, and the number of shares issuable upon exercise of the Redeemable Warrants has been increased to 10,972,078.

    Underwriter's Warrants

    The Company has an outstanding Underwriter's Warrant to purchase 150,000 shares of common stock and 225,000 Redeemable Warrants, exercisable at $5.78, per share, and $.17,per warrant, respectively, commencing April 1998 through April 2003. Both the exercise price and number of shares issuable upon exercise of the Underwriter's Warrant are subject to adjustment for certain dilutive events. As of December 31, 2000, the exercise price has been decreased to $5.42, per share, and the number of shares issuable upon the exercise of the Underwriter's Warrant has been increased to 159,825.

    Options

    In July 1999, the Company issued warrants to purchase 25,000 shares of common stock as part of the Series C financing arrangement, exercisable at $2.15, per share, through August 1, 2001, and were valued at $5,000.

    On September 30, 1999, the Company issued an option outside the Plan to purchase 250,000 shares of common stock to a vendor, exercisable at $.15, per share, through September 2009, payable by reduction of an amount due the vendor. The shares which may be exercisable under the option, are subject to certain restrictions and, upon the common stock of the Company achieving a certain price, all unexercised options shall be exchanged for the remaining amount due the vendor of approximately $250,000. During the year ended December 2000, the vendor exercised options to purchase 80,000 shares and, in March 2001, the vendor exercised options to purchase an additional 50,000 shares.

    On November 12, 1999, the Company issued an option to purchase 30,000 shares of common stock to a consultant, exercisable at $.50, per share, through November 12, 2004. The options may be exercised in whole or in part on or after January 3, 2000, and are included in the conditions and terms of a six month consulting agreement.

    In February 2000, the Company issued options to purchase an aggregate of 3,430,000 shares of common stock, outside the Plan, at $.59, per share, exercisable through February 2003, to officers and directors and 55,941 options to purchase common stock exercisable through February 2003, at $.59, per share, to a consultant.

    In March 2000, the Company issued warrants to purchase 30,000 shares of common stock at $.39, per share, through March 2003 in connection with the sale and leaseback (Note 5).

    In June 2000, the Company issued options to acquire an aggregate of 900,000 shares of common stock under the Plan, exercisable at $.675, per share, through June 2005, to three directors in consideration of their guarantees of the lease in the sale and leaseback, valued at $15,000.

    In June 2000, the Company issued options to acquire an aggregate of 100,000 shares of common stock under the Plan to two officers, exercisable at $.675, per share, through June 2005.

    In August 2000, the Company issued 150,000 options to purchase common stock exercisable at $.43, per share through August 2005 to a consultant to provide marketing services valued at $2,500.

    In December 2000, the Company agreed to issue 70,000 options to purchase common stock exercisable at $.20, per share, through December 2003 to two consultants to provide financial services valued at $1,200.

Reserved Shares

    As of December 31, 2000, the Company has reserved shares of common stock as follows:

         Redeemable Warrants                         10,972,078
         Underwriter's warrant                          384,825
         Options under the Plan                       7,259,219
         Other options and warrants                   4,122,596
         Loans payable and deferred payroll           1,483,858
         Series A conversions (a)                       460,440
         Series B conversions (a)                     1,037,952
         Series C conversions (a)                     1,143,118
         Series B warrants                              112,500
         Series C warrants                               37,500
         Litigation reserve                             250,000
                                                     ----------
                                                     27,264,086
                                                     ==========

         (a)  assumes conversions as of December 31, 2000.

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

    Under the Plan, the Company has set aside options to purchase 4,500,000 shares of common stock based on the criteria listed below. These options will become exercisable commencing upon the earlier of April 2006, or (y) two years after the effective date of the option, provided that in the case of clause (y), the Company shall have obtained (i) at least $30,000,000 in gross revenues and after tax net income of at least $2,000,000 in the second full fiscal year following the effective date, or (ii) at least $45,000,000 in gross revenues and $3,000,000 in after-tax net income in the third full fiscal year following the effective date, or (iii) at least $60,000,000 in gross revenues and $4,000,000 in after-tax net income in the fourth full fiscal year following the effective date.

    Under the 1998 Stock Option Plan (98 Plan), the Company may grant options to purchase 300,000 shares of common stock to employees, directors, independent contractors and consultants of the Company. The 98 Plan is similar to the Plan and authorizes the issuance of ISO's, NQSO's and Stock Appreciation Rights.

    In August 2000, the Company adopted the 2000 Stock Option Plan (2000 Plan), under which the Company may grant options to purchase 2,000,000 shares of common stock to employees, directors, independent contractors and consultants of the Company. The Plan includes options to purchase an addition 250,000 shares of common stock, reserved for an Industrial and Scientific Advisory Committee to be formed as necessitated by the Company.

    In January 1999, existing options to acquire an aggregate of 750,000 shares of common stock have been replaced with ISO's to acquire 750,000 shares, exercisable at $1.75, per share, through March 28, 2003.

    In October 1999, the Company issued ten year options to purchase 250,000 shares, each, to two officers of the Company at $.15, per share, under the Plan.

    In June 2000, the Company issued five year options to purchase 300,000 shares, each, to three board members of the Company at $.675, per share, under the Plan.

    In June 2000, the Company issued options to purchase an aggregate of 100,000 shares of common stock under the Plan to two officers, exercisable at $.675, per share, through June 2005.


The following table summarizes the activity of the Plans for 2000 and 1999.



                                                                 2000                           1999
                                                       --------------------------   -------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                        Shares           Price        Shares          Price
                                                      ----------      -----------   ----------    ------------
Options outstanding, beginning of year ...........     4,349,000        $1.79        3,849,000        $2.35
Granted ..........................................     1,000,000        $ .675       1,250,000        $1.11
Canceled or lapsed ...............................        -0-                         (750,000)       $3.50
                                                      ----------    --------------   -----------   -----------
Options outstanding, end of year .................     5,349,000,       $1.50        4,349,000        $1.79
                                                      ==========    ==============   ===========   ===========
Options exercisable, end of year .................     4,754,000        $1.46        3,404,000        $1.71
                                                      ==========    ==============   ==========    ===========
Options available for grant, end of year .........     1,910,219                       660,219
                                                      ==========                     ==========
Weighted-average fair value of options granted
 during the year .................................      $.675                        $    1.11
                                                      ==========                     ==========


     The following table summarizes information about stock options outstanding under the Plan at December 31, 2000:

                                         Weighted
                                          Average                                Weighted
                                         Remaining                                Average
   Range of         Outstanding          Contractual      Exercisable         Exercisable
Exercise Prices       Options               Life            Options             Price
---------------    ------------         ------------      -----------         -----------

$2.00                170,000             4.06               170,000               $2.00
$3.50                295,000             6.41                                     $3.50
$1.75              3,330,000             2.25             3,330,000               $1.75
$1.50                 54,000             3.00                54,000               $1.50
$0.15                500,000             8.75               200,000               $0.15
$0.675             1,000,000             4.50             1,000,000               $0.675
                  ----------           ----------         ---------           ----------
$0.15 to $3.50     5,349,000             3.58             4,754,000               $1.46
                  ==========           ==========         =========           ==========


11. Litigation

    In February 1998, the Company commenced an action against a former supplier seeking $15,000,000, plus punitive damages, alleging fraud, breach of contract, et.al. In connection with this action, as of December 31, 1999, the Company wrote-off accounts payable to the supplier of $237,412. There can be no assurance that the Company will obtain a significant monetary judgment, if any.

     In February 2000, a former consultant commenced an action against the Company and its directors alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock,
(2) $192,000 and (3) costs of this action. The Company and counsel do not believe the fees are due and will vigorously defend this action.

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

     In August 2000, a patent infringement action had been commenced against the Company in connection with the Company's locking syringe. In January 2001, this matter was dismissed.

12. Sales of Licenses and Equipment

    In August 2000, the Company entered into a license agreement providing for the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales. The Company will also sell to the licensee certain equipment to manufacture these syringes for $644,000, payable substantially all upon acceptance of the equipment. The Company has warranted the equipment for one year from acceptance and is required to provide continuing technical assistance throughout the license and manufacturing periods. As of December 31, 2000, the Company has shipped and received payment for equipment of approximately $67,000, and has outstanding letters of credit of approximately $544,800. In addition, as of December 31, 2000, the Company has incurred costs of $104,544 and is committed for additional costs of the equipment of approximately $41,000.

    As of March 22, 2001, the equipment has been inspected, delivered, and is about to be installed.

    In August 2000, the Company entered into a license agreement providing for the non-exclusive, worldwide use of certain of the Company's patents for the manufacture, use and marketing of syringes for a twelve year period, providing for royalties on production and certain minimum sales. The Company also anticipated selling the licensee certain equipment necessary to manufacture these syringes under the license, and, as of December 31, 2000, the Company received a deposit of $160,000 on the sales price.

    The sale of the equipment was never completed and the Company and the licensee have agreed to apply the deposit to advanced royalties under the license agreement.

13. Concentrations

    The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

    During 2000, and 1999, product sales to four and two customers comprised approximately 89% and 75% of total product sales, respectively. As of December 31, 2000, accounts receivable from one customer was approximately 44% of total account receivable.

    During 2000 and 1999, purchases from two suppliers comprised approximately 55% and 53% of total purchases, respectively. As of December 31, 2000 and 1999, accounts payable to these customers were 27% and 30% of total accounts payable, respectively.

14. Subsequent Events

     In February 2001, the Company granted 120,000 shares of common stock at $.125, per share, as additional to wages to an employee of the Company for 2001.

    In February 2001, the Company borrowed an aggregate of $50,000 from an officer and a director, without specific repayment or interest terms.

    In March 2001, the Company entered into a corporate development and financial consulting agreement through March 2002, requiring aggregate payments of $24,000, plus options to acquire 100,000 shares of the Company's common stock, exercisable at $.25, per share, through March 2006. The options will vest at 10%, per month.