Form 10QSB
period 2001-03-31
UNIVEC INC
filed 2001-05-15
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

     As of May 11, 2001 the Issuer had 6,535,746 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                           UNIVEC, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX



PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - March 31, 2001                         3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three months ended
            March 31, 2001 and 2000                                          4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Three months ended
            March 31, 2001 and 2000                                          5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 7

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                   10

ITEM 2   CHANGES IN SECURITIES                                               10

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                     10

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5   OTHER INFORMATION                                                   10

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURES                                                                   11

INDEPENDENT ACCOUNTANTS' REPORT                                              12

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet


                                                                 March 31, 2001
                                                                 --------------
ASSETS:
Current assets:
Cash and cash equivalents                                          $   116,777
Accounts receivable                                                    595,656
Inventory                                                              471,711
Technology equipment for sale                                          347,212
Other current assets                                                    37,986
                                                                   -----------
     Total current assets                                            1,569,342

Fixed assets, net                                                    1,014,804

Other assets                                                            86,140
                                                                   -----------
     Total assets                                                  $ 2,670,286
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                              $ 1,225,938
Current portion of capitalized lease obligation                        130,306
Deferred payroll-officers                                              366,912
Loans payable-current                                                  206,594
                                                                   -----------
     Total current liabilities                                       1,929,750

Loans payable                                                          229,852
Capitalized lease obligation                                           221,539
                                                                   -----------
     Total liabilities                                               2,381,141
                                                                   -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,636,100)                                                     2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 227 shares (aggregate liquidation value:
      $297,105)                                                              1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $276,806)                                                       1
     Common stock $.001 par value; authorized: 75,000,000 shares;
      issued and outstanding: 6,535,746                                  6,536
     Additional paid-in capital                                      7,630,776
     Accumulated deficit                                            (7,348,171)
                                                                   ------------
     Total stockholders' equity                                        289,145
                                                                   ------------
     Total liabilities and stockholders' equity                    $ 2,670,286
                                                                   ============

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statement of Operations (Unaudited)


                                                       Three months ended March 31,
                                                      ------------------------------
                                                          2001              2000
                                                      ------------      ------------

Revenues:
Sales of technology                                   $    804,000
Product sales                                              541,476      $    839,409
                                                      ------------      ------------
   Total revenues                                        1,345,476           839,409
                                                      ------------      ------------
Expenses:
  Cost of sales                                            708,420           750,743
  Marketing                                                254,828           120,930
  Product development                                       22,168            19,423
  General and administrative                               232,969           248,520
  Write-off of accounts payable                            (21,443)
  Interest expense, net                                     52,230             7,970
                                                      ------------      ------------
     Total operating expense                             1,249,172         1,147,586
                                                      ------------      ------------
     Operating income (loss)                                96,304          (308,177)

Loss on sale of equipment                                                   (794,244)
                                                      ------------      ------------

      Net income (loss)                                     96,304        (1,102,421)

Dividends attributable to preferred shares                 (47,403)          (51,845)
                                                      ------------      ------------

Income (loss) attributable to common stockholders     $     48,901      $ (1,154,266)
                                                      ============      ============
Per Share information:
  Basic net income (loss) per share                   $        .01      $       (.25)
                                                      ============      ============
  Diluted net income (loss) per share                 $        .01      $       (.25)
                                                      ============      ============

Weighted-average number of shares outstanding:
  Basic                                                  6,496,302         4,588,417
                                                      ============      ============
  Diluted                                               10,338,123         4,588,417
                                                      ============      ============


See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statement of Cash Flows (Unaudited)


                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2001            2000
                                                                   -----------      -----------

Cash flows from operating activities:
Net income (loss)                                                  $    96,304      $(1,102,421)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Loss on sale of equipment                                                            794,244
   Issuance of shares and options for services                          18,332
   Depreciation                                                         83,107           83,023
   Write-off of accounts payable                                        21,443
Increase (decrease) in cash from:
   Accounts receivable                                                 (79,861)         (86,632)
   Due from factor                                                     (45,116)
   Inventory                                                             3,225           97,080
   Technology equipment for sale                                       130,408
   Other current assets and other assets                               (54,305)           2,684
   Accounts payable and accrued expenses                                50,751         (106,355)
   Deferred payroll-officers                                            48,520           95,165
   Deposit payable                                                    (160,000)
                                                                   -----------      -----------
      Net cash provided by (used in) operating activities              112,808         (223,212)
                                                                   -----------      -----------

Cash flows from investing activities:
   Purchases of fixed assets (net of capital lease obligations
      of $435,000 in 2000)                                                               (2,950)
                                                                   -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of equipment (net of expenses
      of $74,223)                                                                       360,777
   Proceeds from loans payable                                           2,979
   Payment of loans payable                                                             (29,867)
   Payments of capitalized lease obligations                           (27,187)         (11,781)
                                                                   -----------      -----------
      Net cash (used in) provided by financing activities              (24,208)         319,129
                                                                   -----------      -----------
      Net increase in cash                                              88,600           92,967

Cash, beginning of period                                               28,177          129,640
                                                                   -----------      -----------
Cash, end of period                                                $   116,777      $   222,607
                                                                   ===========      ===========


See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations:

    Univec, Inc. (Company) produces, licenses and markets technology and medical products, primarily syringes, and resells medical devices on a global basis.

2.  Summary of Significant Accounting Policies:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended December 31, 2000. Interim results are not necessarily indicative of the results for a full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Net Income (Loss) Per Share:

    Basic net income (loss) per share was computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share was computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consisted of common shares issuable upon exercise of stock options using the treasury stock method. For 2001, an adjustment was made for the purposes of per share computations to increase net income available to common stockholders for the dividends attributable to preferred stock of $47,403.

    For 2001 and 2000, a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share was as follows:

                                                             2001           2000
                                                          ----------     ----------

Basic weighted-average number of shares outstanding        6,496,302      4,588,417

Effects of dilutive common equivalents
         Conversion of preferred shares                    3,754,075
         Exercise of stock options outstanding                87,746
                                                          ----------     ----------

Diluted weighted-average number of shares outstanding     10,338,123      4,588,417
                                                          ==========     ==========

    For 2000, the effects of dilutive common equivalent shares were not included because their inclusion would be antidilutive due to the net loss for the period.

4.  Sales of Technology:

    In March 2001, the Company completed all of its obligations under the sales of technology and has recognized the revenue.

5.  Options:

    In March 2001, the Company granted options, under the 2000 Plan, to acquire 100,000 shares of common stock at $.50, per share, exercisable through March 27, 2011, as a contribution to a medical foundation.

6.  Commitment

    In March 2001, the Company exercised its option to acquire an exclusive license to produce and sell a sliding sheath syringe.

7.  Subsequent Events

    In April 2001, the Company borrowed $27,000 from a director and shareholder and agreed to issue a warrant to purchase 108,000 shares of common stock at $.25, per share, expiring on April 23, 2004, in consideration of the loan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations

                                                                        Three months ended
                                                                             March 31,
                                                           ---------------------------------------------
                                                               2001             2000           change
                                                           -----------      -----------      -----------

Net Sales                                                  $ 1,345,476      $   839,409               60%

Cost of Sales                                                  708,420          750,743               (6%)
                                                           -----------      -----------
Gross Margin                                                   637,056           88,666              618%

Marketing Expense                                              254,828          120,930              111%

Product Development                                             22,168           19,423               14%

General and
 Administrative                                                232,969          248,520               (6%)

Interest Expense, Net                                           52,230            7,970              555%

Write-off of Accounts Payable                                  (21,443)
                                                           -----------      -----------

Operating Income (Loss)                                         96,304         (308,177)            (131%)

Loss on Sale of Assets                                                         (794,244)
                                                           -----------      -----------

Net Income (Loss)                                          $    96,304      ($1,102,421)            (109%)
                                                           ===========      ===========

    Net sales increased by $506,067 (60%) as a result of management's increased energies in the sales of technology, offset in part by a decrease in product sales of $297,933. The Company is concentrating on sales and licensing of its technology of its proprietary locking clip syringe. The Company anticipates beginning to receive royalties on product sales of the licensee by the end of 2001.

    Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes sold were produced by the Company's contract manufacturers.

    In March 2001, the Company exercised its option to acquire an exclusive license to produce and sell a sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. The Company is currently marketing this product and anticipates production and sales by the end of 2001.

    Gross margin for the three months ended March 31, 2001 increased to 47% from 11% in 2000, resulting primarily from the sales of technology and increased gross margin on its product sales. Gross margin based on product sales alone for the three months ended March 31, 2001 increased to 18% from 11% in 2000. This increase was achieved through increased utilization of contract manufacturers for the production of syringes in combination with a significant reduction in direct labor, equipment repairs, and depreciation, offset in part by an increase in freight and a reduction in selling price to a more competitive price.

    Marketing costs in 2001 increased $133,898 (111%) over 2000. This increase is primarily the result of increases in sample costs and shipping expense related to developing a domestic market for both existing products and the new sliding sheath/needle stick prevention device for syringes. In addition, increased expenses were incurred for marketing consulting, commissions, and freight-out related to developing a market for the sales of technology.

    Product development expense for the period ended March 31, 2001 increased by $2,745 (14%) as compared to 2000, resulting primarily from an increase in patent legal fees, offset by an decrease in engineering consultant expense. As the Company continues to focus on marketing and sales of existing and new products, product development expense will continue to remain relatively unchanged.

    General and administrative costs for the three month period in 2001 decreased $15,551 (6%) as compared to 2000, resulting from management's cost control efforts of insurance expense, payroll expense, and professional fees and the Company is continuing to implement cost reductions.

    Interest expense, net increased by $44,260 (555%) during the three months ending March 31, 2001 as compared to 2000, resulting from an increase in factoring expense and interest of approximately $15,000 related to the March 2000 sale and leaseback of equipment.

    Operating loss for the three months ending March 31, 2001, decreased by $404,481 (131%) as compared to 2000, primarily resulting from an increase in revenues from the sale of equipment and technology, offset in part by an increase in marketing expense and a decrease in product sales.

    Net loss for the period ending March 31, 2001, decreased by $1,198,725 as compared to 2000. The net gain for the period ending March 31, 2001 is inclusive of a write-off to accounts payable of $21,443, and the 2000 total includes the sale and leaseback transaction.

Liquidity and Capital Resources

    The Company's working capital increased from a deficit of $833,940 at December 31, 2000, to a deficit of $360,408 at March 31, 2001, primarily as a result of the net gain, and the increase of equipment for sales of technology.

    Net cash provided by (used in) operating activities increased by $336,020 primarily due to the gain for the quarter on the sale of technology, and the decrease in accounts receivable.

   Net cash (used in) provided by financing activities decreased by $343,337 during the three month period ending March 31, 2001 primarily as a result of no financing in 2001.

    With the marketing and sale of a new product and the continued marketing and sale of equipment and technology, in combination with anticipated royalty income, the Company anticipates that operating activities will generate a positive cash flow during 2001.

    In the future the Company may seek additional equity financing which will dilute existing shareholders. The delisting of the Company's common stock from the Nasdaq SmallCap Market has and may continue to hamper the Company's abiilty to raise equity.

Forward Looking Statements

    Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of the Company's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in the Company's SEC reports.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     There has been no further activity on the litigation matters.

Item 2.  Changes in Securities

     In March 2001 the Company agreed to issue 120,000 shares of its common stock to an employee as additional compensation in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933. The Company did not employ any form of general solicitation or advertising and the purchaser is a sophisticated individual capable of evaluating the merits and risks of the purchase of the shares.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote by Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit 15 Letter on unaudited financial information

      (b) The Company did not file any reports on Form 8-K during the three months ending March 31, 2001.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIVEC, INC.

Dated: May 11, 2001                 By: /s/ Alan Gold
                                   ----------------------------------
                                    Alan Gold
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: May 11, 2001                 By: /s/ Marla Manowitz
                                  ----------------------------------
                                    Marla Manowitz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Board of Directors
Univec, Inc.
Farmingdale, NY


                         INDEPENDENT ACCOUNTANTS' REPORT


    We have reviewed the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of March 31, 2001, and the accompanying consolidated statements of operations and cash flows for the three months then ended. These interim financial statements are the responsibility of the company's management.

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