Form 10QSB
period 2001-06-30
UNIVEC INC
filed 2001-08-14
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

     As of August 7, 2001, the Issuer had 6,679,642 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                           UNIVEC, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX

PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - June 30, 2001                                        3

         STATEMENT OF OPERATIONS - Three months and six months ended
            June 30, 2001 and 2000                                            4

         STATEMENT OF CASH FLOWS - Six months ended
            June 30, 2001 and 2000                                            5

         NOTES TO FINANCIAL STATEMENTS                                        6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               8

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                    11

ITEM 2   CHANGES IN SECURITIES                                                11

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                      11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

ITEM 5   OTHER INFORMATION                                                    11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                     11

SIGNATURES                                                                    12

INDEPENDENT ACCOUNTANTS' REPORT

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet

                                                            June 30, 2001
                                                           ----------------
ASSETS:
Current assets:
Cash                                                         $    47,845
Accounts receivable                                              312,962
Due from factor                                                   36,788
Inventory                                                        432,264
Technology equipment for sale                                    261,745
Other current assets                                              55,227
                                                             -----------
     Total current assets                                      1,146,831

Fixed assets, net                                              1,065,368

Other assets                                                      71,140
                                                             -----------
     Total assets                                            $ 2,283,339
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                        $ 1,047,052
Current portion of capitalized lease obligation                  108,744
Deferred payroll-officers                                        343,535
Loans payable-current                                            215,307
Deposit payable                                                   72,000
                                                             -----------
     Total current liabilities                                 1,786,638

Loans payable                                                    252,352
Capitalized lease obligation                                     194,357
                                                             -----------
     Total liabilities                                         2,233,347
                                                             -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,677,540)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 227 shares (aggregate liquidation value:
      $299,943)                                                        1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $279,931)                                                 1
     Common stock $.001 par value; authorized: 75,000,000
      shares; issued and outstanding: 6,565,746                    6,566
     Additional paid-in capital                                7,637,046
     Accumulated deficit                                      (7,593,624)
                                                             ------------
     Total stockholders' equity                                   49,992
                                                             ------------
     Total liabilities and stockholders' equity              $ 2,283,339
                                                             ============

          See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Consolidated Statement of Operations (Unaudited)


                                                Three months ended June 30,         Six months ended June 30,
                                                ---------------------------         -------------------------
                                                    2001           2000                 2001           2000
                                                -----------    ------------         -----------    ----------
Revenues:
  Sales of technology                                                                $  804,000
  Product sales                                $   756,256     $   651,332            1,297,732    $ 1,490,741
                                               -----------     -----------           ----------    -----------
     Total revenues                                756,256         651,332            2,101,732      1,490,741
                                               -----------     -----------           ----------    -----------

Expenses:
  Cost of sales                                    590,281         526,850            1,298,701      1,277,593
  Marketing                                        182,722         145,195              437,549        266,125
  Product development                               27,787          14,819               49,955         34,242
  General and administrative                       163,422         258,605              396,392        507,125
  Write-off of accounts payable                                                         (21,443)
  Interest expense, net                             37,497          13,795               89,727         21,765
                                               -----------     -----------           ----------    -----------
     Total operating expense                     1,001,709         959,264            2,250,881      2,106,850
                                               -----------     -----------           ----------    -----------

     Operating loss                               (245,453)       (307,932)            (149,149)      (616,109)

Loss on sale of equipment                                                                             (794,244)
                                               -----------     -----------           ----------    -----------

     Net loss                                     (245,453)       (307,932)            (149,149)    (1,410,353)

Dividends attributable to preferred shares         (47,403)        (50,028)             (94,806)      (101,872)
                                               -----------     -----------           ----------    -----------

Loss attributable to common stockholders       $  (292,856)    $  (357,960)          $ (243,955)   $(1,512,225)
                                               ===========     ===========           ==========    ===========

Per share information:

   Basic net loss per share                    $      (.04)    $      (.07)          $     (.04)   $      (.31)
                                               ===========     ===========           ==========    ===========

Weighted average number of
   common shares outstanding                     6,543,328       5,236,260            6,519,945      4,912,339
                                               ===========     ===========           ==========    ===========

          See accompanying notes to consolidated financial statements

UNIVEC, Inc. and Subsidiary
Consolidated Statement of Cash Flows (Unaudited)


                                                               Six months ended June 30,
                                                            ---------------------------------
                                                                2001                  2000
                                                            -----------            ----------
Cash flows from operating activities:
Net loss                                                    $  (149,149)        $  (1,410,353)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Loss on sale of equipment                                                          794,244
   Issuance of shares and options for services                   20,132                15,000
   Depreciation                                                 162,760               185,893
   Write-off of accounts payable                                 21,443
Increase (decrease) in cash from:
   Accounts receivable                                          (54,243)              223,751
   Due from factor                                              174,747
   Inventory                                                     42,672                (8,195)
   Technology equipment for sale                                130,408
   Other current assets and other assets                        (74,871)               63,505
   Accounts payable and accrued expenses                       (128,135)             (191,006)
   Deferred payroll-officers                                     25,143                93,163
   Deposit payable                                              (88,000)
                                                            -----------            ----------
      Net cash provided by (used in) operating activities        82,907              (233,998)
                                                            -----------            ----------

Cash flows from investing activities:
   Purchases of fixed assets (net of capital lease
      obligations of $435,000 in 2000)                                                (52,790)
   Purchase of fixed assets                                     (26,000)
                                                            -----------            ----------
Cash flows from financing activities:
   Proceeds from sale of equipment (net of expenses
      of $74,223)                                                                     360,777
   Proceeds from loans payable                                   38,692
   Payments of loans payable                                                         (120,818)
   Payments of capitalized lease obligations                    (75,931)              (46,940)
                                                            -----------            ----------
      Net cash (used in) provided by financing activities       (37,239)              193,019
                                                            -----------            ----------
      Net increase (decrease) in cash                            19,668               (93,769)

Cash, beginning of period                                        28,177               129,640
                                                            -----------            ----------
Cash, end of period                                         $    47,845            $   35,871
                                                            ===========            ==========


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

3. Net Loss Per Share:

         Basic net loss per share was computed based on the weighted average number of shares outstanding during the three and six months ended June 30, 2001 and 2000. Dilutive net loss per share has not been presented because it was anti-dilutive.

4. Stockholders' Equity:

         In connection with the Series B and Series C Preferred Stock, the mandatory conversion dates for these securities have been extended through February 8, 2002.

         In July 2001, 100 shares of Series B Preferred Stock were converted into 103,896 shares of common stock at a price of $.0963, per share.

5. Options:

         In June 2001, a vendor exercised options to purchase an aggregate of 30,000 shares of common stock at $.15, per share, in exchange for reductions in a loan payable to the vendor. In August 2001, the vendor exercised options to purchase an additional 10,000 shares of common stock at $.15, per share.

6.  Subsequent Events:

         In August 2001, the Company entered into an agreement with a vendor to purchase a minimum of $152,000 of molded syringe components per year, subject to price adjustments, over a period of five years. In addition, the Company will borrow $150,000 to purchase molding equipment to be utilized to manufacture the components. The loan is repayable over three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                                      Condensed Consolidated Results of Operations

                                 Three months ended                   Six months ended
                                      June 30,                            June 30,
                           ------------------------------   --------------------------------
                              2001      2000       change      2001         2000       change
                           --------   ---------   -------   ----------   -----------   ------
Net Sales                 $ 756,256   $ 651,332     16%     $2,101,732   $ 1,490,741    41%

Cost of Sales               590,281     526,850     12%      1,298,701     1,277,593     2%
                          ---------   ---------             ----------   -----------
Gross Profit                165,975     124,482     33%        803,031       213,148   277%

Marketing Expense           182,722     145,195     26%        437,549       266,125    64%

Product Development          27,787      14,819     88%         49,955        34,242    46%

General and
 Administrative             163,422     258,605    (37%)       396,392       507,125   (22%)

Interest Expense, Net        37,497      13,795    172%         89,727        21,765   312%

Write-off of Accounts
 Payable                                                       (21,443)
                          ---------   ---------             ----------   ----------

Operating Loss             (245,453)   (307,932)   (20%)      (149,149)     (616,109)  (76%)

Loss on Sale of Assets                                                      (794,244)
                          ---------    --------             ----------   -----------

Net Loss                  ($245,453)  ($307,932)   (20%)     ($149,149)  ($1,410,353)  (89%)
                          =========   =========             ==========   ==========


         Product sales for the three months ending June 30, 2001 increased by $104,924 (16%) over the comparable three month period ending June 30, 2000. This increase is the result of increased marketing efforts directed toward successfully negotiating new contracts for product during the first half of 2001. Overall net sales, including the sale of technology, for the six month period ended June 30, 2001 increased by $610,991 (41%) as compared to the previous year. Product sales alone for the six months ending June 30, 2001 showed an overall decrease of $193,009 (13%) as compared to the 2000 six month period primarily due to the concentration during the first quarter of 2001 on the sale of technology.

         As of August 1, 2001, the Company has contracts for product sales of approximately $600,000, to be delivered during the third quarter of 2001, and is currently negotiating additional contracts for product sales. A contributing factor related to the increase in sales and negotiations is the recent creation of the Immunization Safety Priority Project by the World Health Organization. The program targets countries with the goal of establishing a comprehensive system to insure the safety of all immunizations given in national immunization programs by the year 2003. The Priority Project includes UNICEF, UNAIDS, the World Bank, PATH, and the Bill and Melinda Gates Children's Vaccine Program and has appeared to have a substantial impact on the industry, professional organizations, and procurement requirements of development agencies. The Company anticipates that these developments will also favorably effect third quarter sales.

         Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes sold were produced by the Company's contract manufacturers. The Company is concentrating on both sales of product and on licensing of the technology of its proprietary locking clip syringe, in addition to focusing on the marketing of a sliding sheath syringe designed to protect health care workers from accidental needle-stick injury.

         Gross profit for the six months ending June 30, 2001 increased to 38% from 14% in 2000, resulting primarily from the sales of technology and increased gross profit on the product sales. Gross profit based on product sales alone for the six months ending June 30, 2001 increased to 20% from 14% in 2000. Gross profit for product sales for the three month period ending June 30, 2001 increased to 22% from 19% as compared to the comparable 2000 three month period. These increases were achieved through increased utilization of contract manufacturers for the production of syringes in combination with decreases in direct labor and depreciation expense, offset in part by an increase in freight and a reduction in selling price to a more competitive price.

         Marketing costs in 2001 increased $37,527 (26%) and $171,424 (64%) over the comparable three and six month periods, respectively, ending June 30, 2000. These increases were primarily the result of increases in sample costs, shipping expense, wages, and travel related to expanding the existing product market and to developing a domestic market for the new sliding sheath/needle stick prevention device for syringes.

         Product development expense for the three and six month periods ending June 30, 2001 increased by $12,968 (88%) and $15,713 (46%), respectively, over the comparable periods for 2000. These increases were the result of increased expenditures for patent legal costs, offset in part by a decrease in engineering consulting expenses.

         General and administrative costs for the three and six month period ending June 30, 2001 decreased $95,183 (37%) and $110,733 (22%), respectively, resulting from management's cost control efforts of insurance expense, payroll expense, and professional fees and the Company is continuing to implement cost reductions.

         Interest expense, net increased by $23,702 (172%) and $67,962 (312%) during the three and six months ending June 30, 2001, as compared to the 2000 periods, as a result of increases in factoring expense.

         Operating loss for the three months ending June 30, 2001, decreased by $62,479 (20%) as compared to 2000, primarily due to an increase in gross margin for the period. The operating loss for the six months ending June 30, 2001 decreased by $466,960 (76%) as compared to 2000, primarily resulting from the sales of technology during the first quarter.

         Net loss for the three month period ending June 30, 2001, is equal to the operating loss for this period, reflecting a decrease of $62,479 over the comparable 2000 period as a result of the decrease in operating loss. Net loss for the six month period ending June 30, 2001 decreased $1,261,204 (89%) primarily from the increase in gross margin and no loss on sale of assets.

Liquidity and Capital Resources

         The Company's working capital decreased from a deficit of $833,940 at December 31, 2000, to a deficit of $639,807 at June 30, 2001, primarily resulting from the sale of assets.

         Net cash provided by operating activities increased by $316,905 for the period ended June 30, 2001, primarily due to the substantial decrease in the net loss from operations in 2001, as compared to 2000.

         Net cash used in financing activities increased by $230,258 during the six month period ending June 30, 2001 resulting from no proceeds from sales of equipment offset by repayments of loans in 2000.

         With the marketing and sales of a new product and the continuing marketing and sale of equipment and technology, the Company has realized a positive cash flow for the first six months of 2001, and anticipates that operating activities will continue to generate a positive cash flow for the remainder of 2001.

         In the future the Company may seek additional equity financing which will dilute existing shareholders. The delisting of the Company's common stock from the Nasdaq SmallCap Market has and may continue to hamper the Company's ability to raise equity.

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

   Not applicable.

Item 3.  Defaults upon Senior Securities

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit 15 Letter on unaudited financial information

      (b) The Company did not file any reports on Form 8-K during the three months ending June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIVEC, INC.

Dated: August 9, 2001               By: /s/ Alan Gold
                                   ----------------------------------
                                    Alan Gold
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: August 9, 2001               By: /s/ Marla Manowitz
                                   ----------------------------------
                                    Marla Manowitz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Board of Directors
Univec, Inc.
Farmingdale, NY

                         INDEPENDENT ACCOUNTANTS' REPORT

         We have reviewed the accompanying consolidated balance sheet of Univec, Inc. and Subsidiary as of June 30, 2001, and the accompanying consolidated statements of operations and cash flows for the three months and six months then ended. These interim financial statements are the responsibility of the company's management.

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

August 9, 2001                                 /s/ Most Horowitz & Company, LLP
                                                   -----------------------------
                                                   Most Horowitz & Company, LLP