Form 10KSB/A
period 2000-12-31
UNIVEC INC
filed 2001-11-01
CIK 1029825

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

     In connection with agreements granting Terumo Europe N.V. a non-exclusive license to manufacture and market the Company's auto-disable syringes and providing for the sale by the Company to Terumo of equipment to manufacture the syringes, the Company has agreed that Terumo will have a right of first refusal if the Company or its controlling stockholder intend to sell a controlling interest in the Company. Terumo's first refusal right could discourage hostile or other third party offers to acquire all or a controlling interest in the Company.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 1 to its Annual Report on
Form 10-KSB for the year ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  as Amended October 30, 2001


                                        UNIVEC, INC.



                                        By: s/ Alan Gold
                                            --------------------------------
                                            Alan Gold
                                            Chief Executive Officer
                                            (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant on March 30, 2001 in the capacities indicated.


       Signatures                          Title                                           Date
       ---------                           -------                                        ------
/s/ Alan Gold                          Chief Executive Officer and a Director           October 30, 2001
------------------------               (Principal Executive Officer)
Alan Gold, M.D.

/s/ Marla Manowitz                     Chief Financial Officer
------------------------               (Principal Financial and Accounting Officer)     October 30, 2001
Marla Manowitz

/s/ Joel Schoenfeld                     Chairman and a Director                         October 30, 2001
------------------------
Joel Schoenfeld.

/s/ John Frank                          Director                                        October 30, 2001
------------------------
John Frank

/s/ Richard Mintz                       Director                                        October 30, 2001
------------------------
Richard Mintz

/s/ Andrew Rosenberg                    Director                                        October 30, 2001
------------------------
Andrew Rosenberg, M.D.


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