Form 10QSB
period 2001-09-30
UNIVEC INC
filed 2001-11-13
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

     As of November 8, 2001, the Issuer had 6,709,642 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                           UNIVEC, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX






PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - September 30, 2001                                  3

         STATEMENT OF OPERATIONS - Three months and nine months ended
            September 30, 2001 and 2000                                      4

         STATEMENT OF CASH FLOWS - Nine months ended
            September 30, 2001 and 2000                                      5

         NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 8

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                  11

ITEM 2   CHANGES IN SECURITIES                                              11

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                    11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

ITEM 5   OTHER INFORMATION                                                  11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                  12

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiary
Consolidated Balance Sheet


                                                          September 30, 2001
                                                          ------------------
ASSETS:
Current assets:
Cash                                                         $    91,768
Accounts receivable                                              295,305
Inventory                                                        610,371
Technology equipment for sale                                    261,745
Other current assets                                              38,421
                                                             -----------
     Total current assets                                      1,297,610

Fixed assets, net                                              1,004,465

Other assets                                                      56,140
                                                             -----------
     Total assets                                            $ 2,358,215
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                        $ 1,210,982
Current portion of capitalized lease obligation                  108,744
Deferred payroll-officers                                        430,467
Loans payable-current                                            239,201
                                                             -----------
     Total current liabilities                                 1,989,394

Loans payable                                                    374,402
Capitalized lease obligation                                     167,170
                                                             -----------
     Total liabilities                                         2,530,966
                                                             -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,718,980)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 217 shares (aggregate liquidation value:
      $292,690)                                                        1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $283,056)                                                 1
     Common stock $.001 par value; authorized: 75,000,000 shares;
      issued and outstanding: 6,689,642                            6,690
     Additional paid-in capital                                7,641,672
     Accumulated deficit                                      (7,821,117)
                                                             ------------
     Total stockholders' equity                                 (172,751)
                                                             ------------
     Total liabilities and stockholders' equity              $ 2,358,215
                                                             ============

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statement of Operations (Unaudited)


                                           Three months ended September 30,          Nine months ended September 30,
                                           --------------------------------          -------------------------------
                                              2001                 2000                  2001               2000
                                           ----------           -----------          -----------        ------------
Revenues:
  Sales of technology                                                                $   804,000
  Product sales                            $  713,509           $   647,204            2,011,240        $  2,137,945
                                           ----------           -----------          -----------        ------------
    Total revenues                            713,509               647,204            2,815,240           2,137,945
                                           ----------           -----------          -----------        ------------

Expenses:
  Cost of sales                               634,263               551,014            1,932,964           1,828,607
  Marketing                                   129,583               161,546              567,131             427,671
  Product development                          20,584                18,618               70,538              52,860
  General and administrative                  145,100               283,728              541,492             790,853
  Write-off of accounts payable               (22,162)                                   (43,605)
  Interest expense, net                        33,634                19,017              123,362              40,782
                                           ----------           -----------          -----------        ------------
    Total operating expense                   941,002             1,033,923            3,191,882           3,140,773
                                           ----------           -----------          -----------        ------------

    Operating loss                           (227,493)             (386,719)            (376,642)         (1,002,828)

Loss on sale of equipment                                                                                   (794,244)
                                           ----------           -----------          -----------        ------------

    Net loss                                 (227,493)             (386,719)            (376,642)         (1,797,072)

Dividends attributable to preferred shares    (47,312)              (48,744)            (142,118)           (150,617)
                                           ----------           -----------          -----------        ------------

Loss attributable to common stockholders   $ (274,805)          $  (435,463)         $  (518,760)       $ (1,947,689)
                                           ==========           ===========          ===========        ============

Per share information:

  Basic net loss per share                 $     (.04)          $      (.07)         $      (.08)       $       (.37)
                                           ==========           ===========          ===========        ============

Weighted average number of
 common shares outstanding                  6,653,300             5,855,114            6,564,885           5,228,891
                                           ==========           ===========          ===========        ============

See accompanying notes to consolidated financial statements.

UNIVEC, Inc. and Subsidiary
Consolidated Statement of Cash Flows (Unaudited)

                                                                        Nine months ended September 30,
                                                                    --------------------------------------
                                                                        2001                       2000
                                                                    ------------               -----------
Cash flows from operating activities:
Net loss                                                            $   (376,642)              $(1,797,072)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Loss on sale of equipment                                                                       794,244
   Issuance of shares and options for services                            21,882                    15,000
   Depreciation                                                          238,663                   265,063
   Write-off of accounts payable                                          43,605
Increase (decrease) in cash from:
   Accounts receivable                                                   (36,586)                  243,679
   Due from factor                                                       211,535
   Inventory                                                            (135,435)                   13,281
   Technology equipment for sale                                         130,408                   (76,833)
   Other current assets and other assets                                 (58,065)                  166,535
   Accounts payable and accrued expenses                                  13,633                   (85,665)
   Deferred payroll-officers                                             112,075                    93,163
   Deposit payable                                                      (160,000)                  160,000
                                                                    ------------               -----------
      Net cash provided by (used in) operating activities                  5,073                  (208,605)
                                                                    ------------               -----------

Cash flows from investing activities:
   Purchases of fixed assets (net of capital lease obligations
    of $435,000 in 2000)                                                 (26,000)                  (10,367)
                                                                    ------------               -----------
Cash flows from financing activities:
   Proceeds from sale of equipment (net of expenses
    of $74,223)                                                                                    360,777
   Proceeds from loans payable                                           187,636
   Payments of loans payable                                                                      (127,971)
   Payments of capitalized lease obligations                            (103,118)                  (86,410)
                                                                    ------------               -----------
      Net cash (used in) provided by financing activities                 84,518                   146,396
                                                                    ------------               -----------
      Net increase (decrease) in cash                                     63,591                   (72,576)

Cash, beginning of period                                                 28,177                   129,640
                                                                    ------------               -----------
Cash, end of period                                                 $     91,768               $    57,064
                                                                    ============               ===========

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

3.  Net Loss Per Share:

    Basic net loss per share was computed based on the weighted average number of shares outstanding during the three and nine months ended September 30, 2001 and 2000. Dilutive net loss per share has not been presented because it was anti-dilutive.

4.  Options:

    In August 2001, a vendor exercised options to purchase an aggregate of 20,000 shares of common stock at $.15, per share, in exchange for reductions in a loan payable to the vendor. In October 2001, the vendor exercised options to purchase an additional 20,000 shares of common stock at $.15, per share.

    In September 2001, the Company granted an aggregate of 105,000 options under the Company's 1996 Stock Option Plan (the "Plan") to purchase common stock at $.15, per share, exercisable through September 2011, to consultants as part of the Scientific Advisory Group of Experts. In September 2001, a total of 235,000 Performance options granted in 1997 under the Plan expired upon termination of employment or services to the Company by the holders of these options.

    In September 2001, the Company granted options to a consultant to purchase 60,000 shares of common stock at $.20, per share, under the Plan, exercisable through September 2006, as compensation for services rendered to the Company.

5.  Loans Payable:

    In August 2001, the Company borrowed a total of $90,000 from two Directors of the Company, and an additional $40,000 from a consultant to the Company, without specific repayment terms. As of October 31, 2001, $105,000 of the total borrowed was repaid.

6.  Purchase Order Financing:

    The Company has entered into a purchase order financing arrangement with a finance company to finance up to $500,000 of outstanding purchase orders. The Company has collateralized substantially all their assets under the agreement.

    As of September 30, 2001, purchase orders of $54,400 were financed and subsequently paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations

                                          Three months ended                             Nine months ended
                                             September 30,                                 September 30,
                                -----------------------------------         ---------------------------------------
                                   2001          2000        change            2001            2000          change
                                ---------     ---------      ------         ----------      ----------       ------
Net Sales                        $713,509      $647,204        10%          $2,815,240      $2,137,945          32%

Cost of Sales                     634,263       551,014        15%           1,932,964       1,828,607           6%
                                ---------     ---------                     ----------     -----------
Gross Profit                       79,246        96,190       (18)%            882,276         309,338         185%

Marketing Expense                 129,583       161,546       (20)%            567,131         427,671          33%

Product Development                20,584        18,618        11%              70,538          52,860          33%

General and
 Administrative                   145,100       283,728       (49%)            541,492         790,853         (32%)

Interest Expense, Net              33,634        19,017        77%             123,362          40,782         202%

Write-off of Accounts
 Payable                          (22,162)                                     (43,605)
                                ---------     ---------                     ----------     -----------

Operating Loss                   (227,493)     (386,719)      (41%)           (376,642)     (1,002,828)        (62%)

Loss on Sale of Assets                                                                        (794,244)
                                ---------     ---------                     ----------     -----------

Net Loss                        ($227,493)    ($386,719)      (41%)          ($376,642)    ($1,797,072)        (79%)
                                =========     =========                     ==========     ===========

    Product sales for the three months ending September 30, 2001 increased by $66,305 (10%) over the comparable three month period ending September 30, 2000. This increase is the result of increased marketing efforts directed toward successfully negotiating new contracts for product. Approximately 69% of total sales for the three month period comprised one sales contract with a new customer. Overall net sales, including the sale of technology, for the nine month period ended September 30, 2001 increased by $677,295 (32%) as compared to the previous year. Product sales alone for the nine months ending September 30, 2001 showed an overall decrease of $126,705 (6%) as compared to the 2000 nine month period primarily due to the major concentration of effort during the first quarter of 2001 on the sale of technology.

    As of November 8, 2001, the Company has commenced shipping product under a new sales contract covered by a customer's letter of credit for approximately $750,000, and is currently negotiating additional contracts for product sales to be delivered prior to year end. The increase in product sales and contract negotiations are partly the result of the recent creation of the Immunization Safety Priority Project by the World Health Organization. The program targets countries with the goal of establishing a comprehensive system to insure the safety of all immunizations given in national immunization programs by the year 2003. The Priority Project includes UNICEF, UNAIDS, the World Bank, PATH, and the Bill and Melinda Gates Children's Vaccine Program and has appeared to have a substantial impact on the industry, professional organizations, and procurement requirements of development agencies.

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

    Gross profit for the nine months ending September 30, 2001 increased to 31% from 14% in 2000, resulting primarily from the sales of technology. Gross profit based on product sales alone for the nine months ending September 30, 2001 increased to 17% from 14% in 2000. Gross profit for product sales for the three month period ending September 30, 2001 decreased to 11% from 15% as compared to the comparable 2000 three month period. This decrease is primarily the result of freight charges to transport inventory components, in combination with a reduction in the selling price of finished product to a more market competitive price.

    Marketing costs in 2001 decreased $31,963 (20%) over the comparable three month period ending September 30, 2000. This decrease was primarily the result of decreases in freight out and inventory storage costs, offset in part by increases in marketing consulting and travel expenses. Marketing costs for the nine month period ending September 30, 2001, increased $139,640 (33%) over the comparable 2000 nine month period. This increase is the result of overall increases in sample costs, shipping expense, sales commissions, marketing consultants, and travel related to expanding the existing product market and to developing a domestic market for the new sliding sheath/needle stick prevention device for syringes.

    Product development expense for the three and nine month periods ending September 30, 2001 increased by $1,966 (11%) and $17,678 (33%), respectively, over the comparable periods for 2000. These increases were the result of increased expenditures for patent legal costs and factory supplies, offset in part by a decrease in engineering consulting expenses.

    General and administrative costs for the three and nine month period ending September 30, 2001 decreased $138,628 (49%) and $249,361 (32%), respectively, resulting from management's cost control efforts of securities maintenance expense, professional fees, and insurance expense, and the Company is continuing to implement further cost reductions.

    Interest expense, net increased by $14,617 (77%) and $82,580 (202%) during the three and nine months ending September 30, 2001, as compared to the 2000 periods, as a result of increases in factoring expense and interest on additional insurance financing and loans to the Company.

    Operating loss for the three months ending September 30, 2001, decreased by $159,226 (41%) as compared to 2000, primarily due to decreases in marketing expense and general and administrative expenses for the period, offset by the decrease in gross margin. The operating loss for the nine months ending September 30, 2001 decreased by $626,186 (62%) as compared to 2000, primarily resulting from the sales of technology during the first quarter of 2001.

    Net loss for the three month period ending September 30, 2001, is equal to the operating loss for this period, reflecting a decrease of $159,226 over the comparable 2000 period as a result of the decrease in operating loss. Net loss for the nine month period ending September 30, 2001 decreased $1,420,430 (79%) primarily from the increase in gross margin and no loss on sale of assets.

Liquidity and Capital Resources

    The Company's working capital decreased from a deficit of $833,940 at December 31, 2000, to a deficit of $691,784 at September 30, 2001, primarily resulting from the sale of assets.

    Net cash from operating activities increased by $213,678 for the period ended September 30, 2001, primarily due to the substantial decrease in the net loss from operations in 2001, as compared to 2000.

    Net cash provided by financing activities decreased by $61,878 during the nine month period ending September 30, 2001 resulting from no proceeds from sales of equipment offset by repayments of loans in 2000.

    With the marketing and sales of a new product and the continuing marketing and sale of equipment and technology, the Company has maintained a positive cash flow for the first nine months of 2001, and anticipates that operating activities will continue to generate a positive cash flow for the remainder of 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 15 Letter on unaudited financial information

         (b) The Company did not file any reports on Form 8-K during the three months ending September 30, 2001.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNIVEC, INC.

Dated: November 8, 2001             By: /s/ Alan Gold
                                    ----------------------------------
                                    Alan Gold
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: November 8, 2001             By: /s/ Marla Manowitz
                                    ----------------------------------
                                    Marla Manowitz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)