Form 10KSB
period 2001-12-31
UNIVEC INC
filed 2002-04-01
CIK 1029825

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-KSB

---------------------
/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended
                                December 31, 2001


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Revenues for the issuer's most recent fiscal year were $3,905,050.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on February 26, 2002 was $1,599,326.
                            ---------------------
                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

           As of February 26, 2002 the issuer had 15,107,752 shares of common stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes / / No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     Part I

Item 1. Description of Business.

      UNIVEC, Inc. (the "Company" or "UNIVEC") is an integrated licensing, manufacturing, and marketing company dedicated to providing safer health products to patients and caregivers worldwide. The company produces auto-disable and safety syringes and portable units for onsite disposal of medical and sharps waste. Univec also assists pharmaceutical companies in marketing, fulfillment, and tracking drug samples. The Company is a Delaware corporation incorporated on October 7, 1996, and the successor by merger to UNIVEC, Inc., a New York corporation, incorporated on August 18, 1992.

      On December 31, 2001 Univec, Inc., acquired Physician and Pharmaceutical Services, Inc., (PPSI) a company primarily engaged in promoting pharmaceutical company prescription samples to physicians. PPSI reduces the cost in the prescription-sampling channel by providing efficient fulfillment and tracking of prescription usage. PPSI's contracted national network of pharmacies fills the sample prescription on a discounted fee and the company's mail service fulfillment complements additional needs. PPSI's approach conforms to regulations requiring increased accountability and elimination of diversion of prescription samples, consequently reducing the exposure of physicians and pharmaceutical companies to potential liabilities and non-compliance penalties.

      On February 28, 2002 Univec, Inc., acquired Thermal Waste Technologies, Inc. (TWT), a manufacturer of the "Demolizer," a patented medical waste disposal unit designed to eliminate carting of red bag and sharps waste in medical offices. The Demolizer, about the size of a small microwave oven, automatically converts red bag and sharps waste inside a sealed container into sterilized waste that can be discarded as ordinary solid waste. All waste is placed in a disposable one-gallon container that sits inside the unit, which contains the sterilizer and the anti-viral, anti-bacterial and anti-odor filtration system. The unit meets OSHA regulations and has passed efficacy testing performed by Stanford University, Leberco Testing Inc., and Valley Medical Laboratories under a protocol approved by the New York State Department of Health. The unit has also passed the "Microbial Survivability Test for Medical Waste Incinerator Emissions." The Demolizer is approved by state boards of health and departments of environment in 43 states, and is pending approval in two states.

      In 1997, the Company commenced production and sales of its 1cc AD-syringes (Auto-Disable Syringes), which are designed to make accidental or deliberate reuse difficult. The accidental or deliberate reuse of syringes is a frequent cause of the spread of the human immunodeficiency ("HIV") and hepatitis viruses, as well as other blood-borne pathogens. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") to market its AD-Syringes in the United States.

      The Company believes that its 1cc difficult to reuse syringes are more effective than competitive syringes and that they are competitively priced. The Company also believes that it is the only company that markets an AD-Syringe with a 1cc barrel, which is ideal for dispensing accurate dosages of medicine (e.g., allergy, immunization and insulin medicines). It is more difficult to deliver up to a .95cc dosage accurately with a syringe barrel that is greater than 1cc. The Company does not know of any other company that offers a lcc aspirating syringe that can be locked. Healthcare workers need aspirating syringes to mix medications in the syringe barrel and inject medications intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs. Pursuant to programs of international relief agencies, the Company has shipped its lcc AD-Syringes to over 80 countries.

      Univec also manufactures and markets patented Sliding Sheath Syringes designed to protect patients and healthcare workers from needle stick injuries, in compliance with the Federal Needlestick Safety and Prevention Act of the United States government, and requirements of the Occupational Safety and Health Administration (OSHA). In July 2000, the Company received FDA approval for an extendible barrel sleeve syringe based on technology licensed by the Company in 1999.

      In addition, UNIVEC has developed a Bifurcated Needle Safety Syringe specifically designed to comply with the Federal Needlestick Safety and Prevention Act of the United States government. The Company has been granted 510(k) clearance by the Food and Drug Administration (FDA). The device is intended for use in administering smallpox vaccines in response to potential bioterrorist threats. The Needlestick Safety mandate requires all U.S. healthcare providers to evaluate and implement safer medical devices under their OSHA "Exposure Control Plans". All healthcare providers must now adopt safer devices to protect workers and others from needles potentially contaminated with bloodborne pathogens such as hepatitis B, hepatitis C, and HIV. In general, this "safer device" rule applies in the normal course of operations, as well as in connection with any mass immunization program authorized by the federal government.

      The Company markets its AD-Syringes and Sliding Sheath Safety Syringes to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. The Company also licenses its patents and proprietary manufacturing processes relating to its 1cc AD-Syringe and other syringe designs.

Problems Associated With Traditional Disposable Syringes

      In developing countries, accidental or deliberate reuse of disposable syringes poses a serious risk of transmitting HIV-AIDS, hepatitis and other blood-borne pathogens. Relief agencies, including UNICEF and WHO, administered almost a billion immunizations to women and children through immunization programs in developing countries in 1998 and anticipate administering 3.5 billion immunizations by 2005. WHO reported that surveys carried out in four of its six regions indicated that up to a third of immunization injections were unsterile. Immunization injections account for less than 10% of injections administered within the health sector. The United Nations estimates that more than half of all non-immunization injections in developing countries are unsafe. According to WHO, an estimated 40.0 million adults and children worldwide are infected with HIV, 90% of whom live in developing countries.

      Intravenous drug users, who share syringes or use syringes discarded by hospitals, medical clinics and laboratories, doctors or diabetic patients, are extremely susceptible to HIV, hepatitis and other blood-borne pathogens. An article in the May 1996 American Journal of Public Health for Disease Control written by an epidemiologist for the Center for Disease Control and Prevention (the "CDC") estimates that nearly half of all new HIV infections are occurring in intravenous drug users. In the United States, up to 30% of pregnant mothers infected with HIV transmit the virus to their babies, according to the CDC. Based on a study of children with HIV, who received care at Children's Hospital of Wisconsin, researchers estimated that the mean total lifetime costs of caring for a child with HIV was close to $1 million.

      As a result of findings in the United States and developing countries, public health officials have encouraged the medical industry to develop safer syringes to prevent the spread of blood-borne pathogens, such as HIV and hepatitis. In 1995, the House of Delegates -- American Medical Association requested "manufacturers of disposable hypodermic needles and syringes to adopt designs to prevent reuse and to include in the packaging clear directions for their correct disposal." In late 1995, UNICEF and WHO recommended "the use of auto-disable syringes instead of disposable, single use syringes in order to avoid the hazards of unsafe injection practices."

Needlestick Prevention

      Needlestick prevention devices are designed to prevent accidental puncture injuries to health care workers and patients before, during, and after the use of hypodermic syringes and needles. Statistics indicate that less than 1% of all reported HIV infections in the United States are attributed to needlestick injuries. The most prevalent needle stick prevention device, the extendible barrel sleeve, is not a substitute for features that render a syringe difficult to reuse; however, it can be combined with devices that make a syringe difficult to reuse. Needlestick prevention methods include:

      Retracting Needles, which retract the needle into the barrel after use. These devices are effective needlestick prevention devices; however, operators must manually trigger the retraction of needles. Retracting needle devices that automatically trigger with a single use of the syringe can render the syringe design difficult to reuse. However, such devices are costly to manufacture due to the complexity of the mechanics required to retract the needle.

      Self-Destruct Needles, which permit the needle to be collapsed or deformed into a shape which cannot result in a needlestick injury. Although self-destruct needle devices are mechanically simpler than retracting needle devices, less prone to malfunction and less costly to manufacture, such devices are effective only if the operator triggers the self-destruct feature.

      Extendible Barrel Sleeves, which enclose the barrel of the syringe in a second cylinder. The operator extends the sleeve before and after use to cover the tip of the needle. The extendible barrel sleeves often lock in the extended position after use. In virtually all designs, the operator of the syringe must manually extend the barrel sleeve after use. The sleeve does not prevent multiple use of the syringe before the operator encloses the barrel. However, extendible barrel sleeves are more cost-effective than the other alternatives and can be combined with a device that makes the syringe difficult to reuse.

UNIVEC Syringes

      The Company has developed a 1cc AD-Syringe for aspirating and non-aspirating applications, which is ideally suited for dispensing accurate dosages of allergy, immunization and insulin medicines. The Company's 1cc AD-Syringe can deliver dosages of up to.95cc. With the aspirating syringe, the UNIVEC locking clip does not limit the user's ability to withdraw and depress ("to aspirate") the plunger until the user locks the syringe voluntarily. With the non-aspirating syringe, the UNIVEC locking clip limits the user's ability to aspirate the plunger and locks the syringe passively.

      When the non-aspirating syringes are assembled, the syringe clip is placed on the ratcheted plunger in the position needed to limit dosage as desired. When the operator depresses the plunger, the clip travels down the barrel by an equal distance. Withdrawal of the plunger by any amount embeds the prongs into the barrel and the user cannot retract the plunger.

      The Company's 1cc non-aspirating syringe was developed for the needs of immunization programs. Using existing components, the Company can limit its non-aspirating syringe to any dosage between .05cc and .95cc.

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

      The Company is continuing to develop larger size, aspirating and non-aspirating syringes for sale to hospitals, health clinics, and relief agencies. In general, hospitals and health clinics use more of the larger size syringes than 1cc syringes. Hospitals and clinics will have the choice of a syringe barrel with or without an extendible barrel sleeve.

      In October 1999, UNIVEC licensed rights to a United States patent for a sliding sheath to function on all standard syringes. The Company believes that its licensed design for a safety syringe will compete successfully with the other safety syringes on the market. This design can be used on barrels of various sizes.

Marketing of Pharmaceutical Company Drug Samples to Physicians

      The PPSI online network provides better marketing and clinical integration information than traditional systems, and enables pharmaceutical companies to maintain market share when competing with generic drugs. The PPSI information system includes detailed information such as the individual sales representative, zip codes, pharmacy and prescribing physician. The PPSI system provides pharmaceutical companies with an easy, safe way to offer free samples through physicians and increase their value to patients who benefit through savings on prescriptions. In addition, the PPSI system provides incentives for chain drug stores to stock the pharmaceutical products and for pharmaceutical companies to keep their products on managed care formularies within hospitals, correctional institutions, and nursing homes. The PPSI information system and clinical integration capability also provides a necessary service aiding government oversight. Pharmaceutical manufacturers spend over $16 billion a year for marketing products. PPSI's strategy is to provide flexible sample programs supported by technology to assist with distribution, dispensing, reporting, and clinical integration that maximizes the intent of appropriate sample model for marketing. PPSI out-sources its computer system applications to an industry leading provider.

Disposal of Medical and Sharps Waste

      TWT's Demolizer(R) System consists of a computerized sterilization unit (19 1/4" D x 13" W x 12 1/4" H) and disposable one gallon metal waste collection containers. One container is used to collect sharps waste (i.e. syringes, needles, scalpels); the other is used to collect red bag (soft) waste. The containers meet all Occupational Safety and Health Administration ("OSHA") regulations governing the collection and storage of hazardous medical waste. The processing unit incorporates state-of the art electronic controls which assure operation within the approved parameters. If there is any malfunction, the system shuts down and prevents removal of any unprocessed waste. At the completion of a successful cycle, the processing unit issues a print-out label verifying that the correct operating parameters have been met. The print-out is used for the facilities in-house log book which records all cycles run by the Demolizer(R) System and verifies that the processed waste has been properly sterilized. The pressure sensitive label replaces the cumbersome medical waste tracking forms which are currently used by every state. In order to prevent odors and contaminants, such as dioxins, from being released into the environment, the Demolizer(R) System incorporates a sophisticated anti-viral, anti-bacterial and anti-odor filtration system in conjunction with a sophisticated air flow pattern which assures that all emissions are captured and processed. During processing, infectious medical waste is sterilized and sealed in the collection container using a thermal process. The sharps waste is rendered unrecognizable and non reusable. Medical waste processed by the Demolizer(R) System meets these criteria and may be discarded as ordinary solid waste.

Sales, Marketing and Distribution

      The Company has shipped its lcc AD-Syringes to over 80 countries. The Company markets its AD-Syringes and Safety-Shield syringes, as well as the Demolizer medical waste disposal system to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. The Company also licenses its patents and proprietary manufacturing processes relating to its 1cc AD-Syringes and other syringe designs. To stimulate demand for its safety syringes, the Company plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies,
(ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

      The Company also markets its drug sampling services to pharmaceutical companies desiring to maintain or expand market position.

      The Company markets the Demolizer medical waste disposal unit to healthcare practitioners that desire to reduce the liability for storing medical wastes on premises and that desire to reduce the costs associated with the carting of medical waste to central facilities for disposal. Such practitioners include Allergists, Pediatricians, Dermatologists, Dentists, Veterinarians, Corporate medical departments, Community Health Centers, City Health Departments, Correctional Institutions, Nursing Homes, Assisted Living Facilities, the U.S. Military, and U.S. and foreign Health Organization.

Production

      The Company's lcc locking syringes are being assembled by contract manufacturers in the United States, China, Belgium, Portugal, and Korea. The Portuguese and United States manufacturers also mold the Company's proprietary plungers. The Company owns stamping, assembly, and molding equipment at the Portuguese and U.S. manufacturers. The Company produces clip plunger assemblies to produce 1cc AD-Syringes at its Farmingdale, New York production facility. These assemblies are shipped to our contract manufacturers to produce Auto-Disable Syringes.

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

      The Demolizer is manufactured through a contract manufacturing facility in Connnecticut.

Competition

      The Company's principal competition for syringes is from traditional disposable syringes. Becton-Dickinson, Tyco and Terumo control a total of approximately 90%, of the worldwide syringe market, and are substantially larger, more established and have significantly greater financial, sales and marketing, distribution, engineering, research and development and other resources than the Company. To the Company's knowledge, only Becton-Dickinson and Bader, a German machine tool manufacturer, distribute commercially a line of difficult to reuse syringes, none of which allow for aspiration. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT syringe were designed to dispense a dosage of .5cc only, whereas the UNIVEC 1cc locking clip syringe was designed to dispense dosages up to .95cc. The Company believes that UNIVEC syringes are more effective than competitors, difficult to reuse syringes and that the UNIVEC syringes are competitively priced. There can be no assurance that the major syringe manufacturers or others will not commence production of 1cc difficult to reuse syringes, or locking syringes which aspirate, or that the Company will be able to successfully compete in this market.

      PPSI's competition comes from traditional sampling providers that include the actual drug samples and other promotional companies that offer various forms of scripts and literature.

      TWT's competition comes from traditional large-scale medical waste management systems that depend on collection of waste from a variety of sources for disposal at a large centralized facility.

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

      The Company has licensed the rights to a locking device patent to develop a 3cc locking syringe. The Company is obligated to make certain minimum annual royalty payments in respect of the licensed rights to this locking device patent and, to the extent the Company's products utilize the designs of the licensed patent, to pay royalties to the owner of the licensed patent ranging from 2% to 6% of net sales (or in the case of products produced under sublicenses granted to third parties, 25% to 40% of royalties received from those parties). This invention has U.S. patent protection, but lacks foreign patent protection. However, the Company has filed for patent protection in certain European countries for this invention.

      The Company has registered trademarks UNIVEC(R), and Rx Ultra(R), Rx Plus, The Univec Crest, and the symbol representing no second use, (i.e., the number 2 crossed out inside of a circle), with the United States Patent and Trademark Office.

      In March 2001, the Company exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. The Company is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000, previously paid. As of December 31, 2001, the Company has not sold any product subject to royalties under this agreement.

      In July 2000, the Company received FDA approval of the sliding sheath syringe and has begun to manufacture and market this product in 2001.

      In August 2000, the Company entered into a licensing agreement providing for the non-exclusive, worldwide use of the Company's patents for the manufacturing, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales and for the sale of equipment necessary to manufacture the product. As of December 31, 2001, the Company has not received any royalties.

Government Regulation

      The manufacture and distribution of medical devices are subject to extensive regulation by the FDA in the United States, and in some instances, by foreign and state regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under (collectively, the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, a manufacturer must obtain FDA permission to market through either the 510(k) pre-market notification process or the costlier, lengthier and less certain pre-market approval ("PMA") application process. The FDA has granted the Company 510(k) approval to sell its 1cc locking clip syringe in the United States, subject to compliance with other applicable FDA regulatory requirements. As a Class II device, performance standards may be developed for the 1cc locking clip syringe which the product would then be required to meet. Failure to meet standards for effectiveness and safety could require the Company to discontinue the manufacturing and/or marketing of the product in the United States. Furthermore, manufacturers of medical devices are subject to record-keeping requirements and required to report adverse experiences relating to the use of the device. Device manufacturers are also required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies.


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

Research and Development

      For the years ended December 31, 2001 and 2000, the Company expended approximately $84,047 and $78,885, respectively, on product development expenses.

Employees

      As of March 5, 2002, the Company employed 10 persons, including four in sales and marketing, one in research and development, two in financial administration, and three in production. None of the Company's employees is covered by a collective bargaining agreement.

      As of March 5, 2002, PPSI had no employees, but utilizes outside consultants for marketing and employees of affiliated companies, owned by a stockholder/officer of the Company, to provide certain administrative services. These expenses, together with other expenses, have not been allocated between these companies.


Item 2. Description of Property.

      The Company occupies a manufacturing facility and administrative, and executive office in Farmingdale, New York (comprised of approximately 10,000 square feet of space) pursuant to a lease that expires in September 2003. Rental expense for the space is $75,289 per annum plus certain common charges and real estate tax escalations, subject to an increase of 3% per annum in each subsequent year.

      PPSI shares office space with affiliated companies, owned by a stockholder/ officer of the Company. The expenses of the space, together with other expenses, have not been allocated between these affiliated companies.


Item 3. Legal Proceedings.

      On February 11, 1998, the Company commenced a lawsuit against Sherwood and its former corporate parent, American Home Products Corporation, in the Supreme Court of the State of New York, Nassau County (Index No 98-003963) seeking money damages. This litigation has been settled during February 2002 for an immaterial amount after considering legal expenses, and is subject to a Confidential Settlement Agreement.

      In February 2000, a former consultant commenced an action against the Company and its directors in the Supreme Court, County of Nassau, alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock, (2) $192,000 and (3) cost of this action. The Company and counsel do not believe the fees are due and will vigorously defend this action.

      In April 2000, the Company commenced a collection action against a former consultant for the repayment of a loan of $35,000. The loan has been fully reserved. The former consultant has contested the claim and filed a counterclaim in the Circuit Court of the 15th Judicial Circuit, Palm Beach, Florida, General Jurisdiction Division, for unpaid consulting fees of $400,000, plus interest, costs and expenses. The Company believes the counterclaim is without merit, is defending the matter, and, together with counsel, does not believe the outcome of this matter will have a material effect on the Company.

Item 4  Submission of Matters to Vote of Security Holders.

      The Annual Meeting of Stockholders of Univec, Inc. for the year ending December 31, 2000, was held on December 6, 2001, to consider and vote upon (i) a proposal to elect Joel Schoenfeld, Dr. Alan Gold, John Frank, Richard Mintz, Marla Manowitz, and Dr. Andrew Rosenberg as directors, (ii) to ratify the appointment of Most Horowitz & Co., LLP, as the Company's auditors for the year ending December 31, 2001. The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

(i)   Proposals to Elect Directors:
                                                  For        Withhold Authority
           Joel Schoenfeld                    4,984,413                  16,270
           Alan H. Gold, M.D.                 4,984,413                  16,270
           John Frank                         4,984,413                  16,270
           Marla Manowitz                     4,984,413                  16,270
           Richard Mintz                      4,984,413                  16,270
           Andrew Rosenberg, M.D.             4,984,413                  16,270

(ii) Proposal to Ratify the Selection of Most Horowitz & Company, LLP as the Company's Auditors.

         For                   Against                 Abstain
      4,987,863                12,000                    820

Item 5. Market for Common Equity and Related Stockholder Matters.

      (a)(1) Prior to July 2, 1999, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") traded on the Nasdaq SmallCap Market. Following that date, the common stock and warrants have been quoted on the over-the-counter bulletin board under the symbols "UNVC" and "UNVCW", respectively.

      Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the over-the-counter bulletin board from January 1, 2000 through December 31, 2001

                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
-------------------------------------------------   ------------   -----------   -----------   -----------
March 31, 2000                                      $  1.219       $ 0.313       $   0         $   0
June 30, 2000                                       $  1.000       $ 0.531       $   0         $   0
September 30, 2000                                  $  0.781       $ 0.391       $   0         $   0
December 31, 2000                                   $  0.563       $ 0.156       $   0         $   0
March 31, 2001                                      $  0.250       $ 0.125       $   0         $   0
June 30, 2001                                       $  0.240       $ 0.120       $   0         $   0
September 30, 2001                                  $  0.190       $ 0.110       $   0         $   0
December 31, 2001                                   $  0.240       $ 0.060       $   0         $   0

      (2) As of December 31, 2001, there were 93 holders of record of the Common Stock and there were over 766 beneficial owners of the Common Stock as of that date.

      (3) During the fiscal year ended December 31, 2001, the Company sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Company, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

1. In February 2001, the Company issued 120,000 shares of common stock at $.125, per share, to an employee as additional compensation for marketing and consulting services.

2. In December 2001, the Company sold to a Board Member and Officer of the Company, 555,556 shares of its common stock at $.09, per share, for $50,000.

3. In December 2001, the Company issued 2,567,000 shares of its common stock at $.24, per share, and 3,955,000 options exercisable at $.01, per share, in connection with the acquisition of all the outstanding common shares of PPSI. These options were exercised during January 2002.

4. In December 2001, the Company issued an aggregate of 250,000 shares of common stock to consultants of the Company for services valued at $25,000.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Results of Operations

                  Condensed Consolidated Results of Operations

                                      2001             2000            Change
                                   -----------      -----------      ----------

Net Sales                           $3,905,050       $3,078,151           27%
Cost of Sales                        3,075,613        2,607,194           18%
                                    ----------       ----------

Gross Margin                           829,437          470,957           76%
Marketing and Selling
  Expense                              735,092          709,884            4%
Product Development                     84,047           78,885            7%
General and
  Administrative                       745,754        1,074,963          (31%)
Interest Expense, Net                  158,324          108,664           46%
                                    ----------       ----------
Operating Loss                     (   893,780)     ( 1,501,439)         (40%)

Loss on Sale of Assets                                 (794,244)
                                    ----------       ----------
Net Loss                           ($  893,780)     ($2,295,683)         (61%)
                                    ==========       ==========

      As illustrated in the table above, overall net sales, including the sales of technology, for the year ended December 31, 2001 increased by $826,899 (27%) as compared to the previous year. Product sales alone for the year ended December 31, 2001 showed an increase of $22,899 as compared to the year ended December 31, 2000. The primary focus of management's efforts during the fourth quarter of 2000 and the first quarter of 2001 was concentrated on the licensing agreements and sale of equipment and technology. The sales of technology accounted for 21% of the revenue for 2001. As of December 31, 2001, the licensee commenced production utilizing the equipment and technology and the Company expects to receive the first royalties on the sales of product by the licensee during the second quarter of 2002.

      Product sales for the fourth quarter of 2001 were approximately $1,100,000, an increase of 16% over the comparable period for 2000, and comprised approximately 35% of product sales for the year ended December 31, 2001. Product sales for the fourth quarter of 2001 consisted of contracts for product with new customers of which approximately $350,000 of the 2001 sales orders were completed and shipped in the first quarter of 2002. The increase in both product sales and new customers and the demand for improved syringe technology may be the result of the recent creation of the Immunization Safety Priority Project by the World Health Organization. The program targets countries with the goal of establishing a comprehensive system to insure the safety of all immunizations given in national immunization programs by the year 2003. The Priority Project includes UNICEF, UNAIDS, the World Bank, PATH, and the Bill and Melinda Gates Children's Vaccine Program and has appeared to have a substantial impact on the industry, professional organizations, and procurement requirements of development agencies.

      Product sales consisted primarily of the 1cc Auto-Disable Syringe. The majority of syringes sold were produced by the Company's contract manufacturers. The Company is concentrating on both sales of product and on licensing of the technology of its proprietary locking clip syringe. In addition, the Company is focusing on the marketing of a sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. As a result of the Federal Needlestick Safety and Prevention Law signed into law in November 2000, the Company anticipates a substantial domestic market for the sliding sheath syringe. The law revises the Bloodborne Pathogens Standard under the Occupational Safety and Health Act of 1970 to include safer medical devises, such as syringes or sharps with engineered sharps injury protections designed to eliminate or minimize occupational exposure to bloodborne pathogens through needlestick injuries. It requires certain parties to adopt plans and changes in technology that eliminate or reduce exposure to needlestick injury. The effective compliance date for the law was April 18, 2001, and the Company expects a positive impact on sales for this product by the second quarter of 2002.

      Gross margin for the year ended December 31, 2001 increased to 21% from 15% in 2000, resulting primarily from the sales of technology. Gross profit based on product sales for the year ended December 31, 2001 decreased to 9% from 15% as compared to 2000. Considered separately, gross margin for each of the first three quarters of 2001 evidenced a favorable increase, resulting from the increased utilization of contract manufacturers for the production of syringes in combination with general decreases in direct labor and depreciation expense. Although fourth quarter sales comprised approximately 35% of product sales for the year ended 2001, the nature and timing (including delays in shipments due to the impact of the September 11, 2001 attack on the United States) of the contracts required additional freight and air freight charges resulting in an increase in freight-in for the year. These large contracts were concentrated in the fourth quarter of 2001, and therefore, freight-in for that quarter was 45% of the total freight cost for the year 2001. This increase is unique to the sales contracts of the period and when combined with a reduction in selling price to a more competitive price, resulted in a significant reduction in gross margin. As the Company continues to increase sources of production at a more favorable cost and simultaneously eliminates the requirement for additional freight, gross margin will should continue to improve.

      Marketing and selling costs in 2001 increased $25,208 (4%) from 2000. This increase is due to an increase in shipping costs and commissions on sales, offset primarily by decreases in inventory storage and freight out expenses. Marketing costs also included increases in travel expense necessary to generate new sales contracts and markets and increases in expenses associated with trade shows, offset in part by decreases in printing and reproduction expenses and marketing consulting.

      Product development expense for the year ended December 31, 2001 increased by $5,162 (7%) as compared to 2000. This increase was the result of increased expenditures for patent legal costs and factory supplies, offset in part by a decrease in engineering consulting expense.

      General and administrative expenses for the year ended December 31, 2001 decreased $329,209 (31%) as compared to 2000. This decrease is due primarily to decreases in consulting and professional fees, and payroll, offset in part by increases in bank charges associated with letters of credit and the settlements of certain payables.

      Interest expense for the year ended December 31, 2001 increased by $49,660 (46%) as compared to 2000 as a result of increases in loans to the Company for insurance financing, equipment financing, and for purchase order financing.

      The operating loss for the year ended December 31, 2001 decreased $607,659 (40%) as compared to 2000 primarily from the aforementioned sales of technology during the first quarter of 2001, in combination with an increase in product sales and decrease in general and administrative expenses.

      The net loss for 2001 decreased $1,401,903 (61%) as compared to 2000 primarily from the increase in sales substantially related to the sales of technology. The year 2000 included $794,244 loss on the sale of assets.

Liquidity and Capital Resources

      The Company's working capital deficit increased from $833,940 at December 31, 2000 to $1,452,872 at December 31, 2001, primarily resulting from an increase in accounts receivable of $192,190, offset by increases in accounts payable, accrued expenses, and deferred payroll of $900,252, and increase of loans payable, current of $265,320.

      Net cash used in operating activities decreased by $46,255 from $179,987 to $133,732 for the years ended December 31, 2001 and 2000, respectively, primarily due to decreases in the net loss and due from factor and the increases in accounts payable and accrued expenses and deferred payroll, offset in part by the increases in accounts receivable and inventory.

      Net cash provided by investing activities decreased primarily from not having any proceeds from the sales of equipment in 2001.

      Net cash provided by financing activities increased by $298,333 from a use of $167,342 to a source of $130,991 for the years ended December 31, 2001 and 2000, respectively, resulting from the proceeds of notes and loans of $422,806 and sale of common stock of $50,000, offset in part by repayment increases of $174,473.

      With the marketing and sales of existing safety syringes and the demolizer, including sales of technology, license royalties, and marketing services for pharmaceutical companies in the United States, the Company anticipates that operating activities will generate a positive cash flow in the year 2002. However, as a result of the operating losses for the year 2001, the Company is seeking additional equity financing which will dilute existing shareholders. See Note 15 to the Financial Statements for additional information regarding the sale of Series D Convertible Preferred Stock. The continued delisting of the Company's common stock from the Nasdaq Smallcap Market may hamper the Company's ability to raise equity.

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

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

      The directors, executive officers and key employees of the Company are as follows:


Name                 Age               Position
----------------    -----    ---------------------------------------
Dr. David Dalton     53      Chief Executive Officer, President and a Director
Joel Schoenfeld      57      Chairman of the Board of Directors
Richard Hershman     52      Chief Financial Officer
Edward Kalbaugh      66      Vice President of Corporate & Business Development
Alan Gold            55      Director and Secretary
John Frank           62      Director
Marla Manowitz       49      Director and Treasurer
Richard Mintz        57      Director
Andrew Rosenberg     49      Director
S. Robert Grass      68      Director

      Dr. David Dalton assumed the position of President and Chief Executive Officer of the Company on January 1, 2002, concurrent with the acquisition by Univec, Inc. of PPSI (Physician and Pharmaceutical Services, Inc.), a Baltimore based company founded by Dr. Dalton. Dr. Dalton has over 35 years experience in the healthcare industry, including 18 years with Rite-Aid where he served as Corporate Vice President.

      Dr. Dalton founded Health Resources, Inc., in 1983, a pharmacy service provider having contracts with over 50,000 retail pharmacies for billing and payment of prescription orders through plan providers. HRI is recognized as one of the leading Black Enterprises in the United States. Dr. Dalton also founded Pharmacy Services, Inc., a pharmacy fulfillment center for correctional and other institutions, with facilities in Maryland and Tennessee.

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

      As a result of the political changes in the former USSR, Mr. Schoenfeld sought to further his business strategies. In 1990, he founded Joel Schoenfeld & Associates in Garden City, New York. With affiliate offices in Moscow, San Jose, London, and Boston, to originate, structure, capitalize, negotiate and advise on the implementation of import and export trade transactions, projects and programs.

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

      Alan H. Gold, M.D., served as Chief Executive Officer of the Company from November 30, 1999 until December 31, 2001, and a Director of the Company since inception in August 1992. Prior to November, 1999, Dr. Gold served as President of the Company since July 1996, and as Chairman of the Board of Directors since March 18, 1999 to November 1999. On March 15, 2002 Dr. Gold was elected Secretary of the Company. Dr. Gold has been a plastic surgeon since 1972, and is currently in private practice. Dr. Gold is a medical advisor to the UNDP.

      Richard H. Hershman was appointed Chief Financial Officer of the Company on January 1, 2002 through a Services Agreement effective January 1, 2002 between Allegent Growth Strategies International and the Company. Mr. Hershman is a co-founder and Managing Partner of Allegent Growth Strategies International, a financial consulting firm assisting clients with setting strategic direction and policy.

      Mr. Hershman's 30-year career includes positions as Executive Vice President, Chief Executive Officer and Chief Administrative Officer of Decision Strategies Fairfax International, a world leader in investigative and security consulting firms. Mr. Hershman has served as Chief Financial Officer for a number of insurance companies, including Risk Enterprise Management owned by Zurich Insurance Company. He was also a partner with KPMG Peat Marwick, servicing insurance enterprises, including several multi-billion dollar public insurance companies.

      Mr. Hershman is a Certified Public Accountant with a BS in Accounting and an MBA in taxation. He is a member of the AICPA, New York Society of CPAs and the Society of Insurance Financial Management.

      Mr. Kalbaugh was named Executive Vice President of Corporate and Business Development on January 1, 2002. Mr. Kalbaugh is a co-founder and partner of Allegent Growth Strategies International, a financial consulting firm assisting clients with setting strategic direction and policy.

      Mr. Kalbaugh's 35-year career includes his position as President of Business Transition Services, a company he founded in 1986 to assist Fortune 1000 companies in achieving organizational redirection and business turnarounds. Mr. Kalbaugh also served as Regional President of SIAA, the largest insurance agency network in the U.S. Prior to BTS he was a Senior VP with NatWest Bank, where he led the acquisition of Bankers Trust Retail Bank as well as one of the largest multi-bank systems development consortiums in the U.S. Mr. Kalbaugh began his career with Rockwell International.

      Marla Manowitz, an independent certified public accountant, served as Chief Financial Officer of the Company from March 18, 1999, until December 31, 2001. She was appointed a director on April 30, 1999 and served as head of the Company's internal accounting department since March, 1998. As of January 1, 2001, she serves as Vice President and Controller to the Company. On March 15, 2002 Ms. Manowitz was elected as Treasurer of the Company. Prior thereto for more than the past five years she was principally engaged as an accountant in her own private practice.

      Flora Schoenfeld served as Treasurer and Secretary of the Company since its inception in August 1992 until her resignation from both positions on March 15, 2002. Since March 1992, she also has been Treasurer and Secretary of Joel Schoenfeld & Associates. From 1980 to 1992, she was Treasurer and Secretary of J & B Schoenfeld, Inc. Flora Schoenfeld is the wife of Joel Schoenfeld.

      John Frank has been a consultant to the Company in the areas of corporate development and strategic planning since its inception in August 1992. Mr. Frank served as Chief Information Officer of The Hartford Steam Boiler Inspection and Insurance Co. from August, 1996 through February, 2000, and as Vice President, Strategy and Corporate Development from February, 2000 until his retirement in November 2001. Mr. Frank is currently self-employed as a consultant.

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

      Dr. Andrew Rosenberg has been a director of the Company since November 30, 1999. Dr. Rosenberg serves as Chairman of the Department of Anesthesiology, Hospital for Joint Diseases, Orthopedic Institute and has acted as a consultant to the Company since 1998.

      On March 15, 2002 S. Robert Grass was elected a director of the Company. Mr. Grass has been associated with the pharmaceutical and medical device industry for over thirty two years. Mr. Grass developed a chain of pharmacies known as White Shield Drugstores in Pennsylvania, serving as President, Chief Executive Officer and Chairman of the Board from 1970 to 1996. Mr. Grass also served as Chief Executive Officer and Chairman of the Board of Managed Care RX, a drug fulfillment and mail order business from 1994 to 1999.

      All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Meetings of the Board of Directors and Information Regarding Committees

      The Board of Directors has two standing committees, an Audit Committee and a Compensation Committee. On March 15, 2002, Mr. Mintz, Mr. Frank, and Mr. Grass were elected to the Audit Committee. The duties of the Audit Committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of the company, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit Committee held three meetings in 2001. The Compensation Committee was formed in March 2002 and is composed of Mr. S. Robert Grass, Dr. Alan Gold, and Dr. Andrew Rosenberg.

      The Board of Directors held three meetings in 2001, which include special telephonic meetings in addition to one Unanimous Written Consent. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 2001.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2001, except for one failure to file a timely Form 4 on one transaction by Dr. Alan Gold.


Item 10. Executive Compensation.

      The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus for the two years ended December 31, 2001 exceeded $100,000.

                                Annual Compensation          Long-Term Compensation
                              ------------------------   ----------------------------------
                                                          Other Annual       Securities
Name and Principal Position    Year    Salary             Compensation   Underlying Options
--------------------------------------------------------------------------------------------
<
Joel Schoenfeld, Chairman      2001   $  261,744(1)
Joel Schoenfeld, Chairman      2000   $  254,507(1)                          2,430,000 (2)


(1) The Company accrues compensation expense for Joel Schoenfeld at a rate of approximately $232,000 per annum, plus benefits, which include a car allowance (approximately $7,188 in 2001 and $7,193 in 2000) and life/disability/health and car insurance (approximately $29,424 in 2001 and $43,307 in 2000).

(2) Represents the following stock options: (a) options expiring February 13, 2003 to purchase 2,130,000 shares at an exercise price of $.59, per share, and (b) options expiring June 13, 2003 to purchase 300,000 shares at an exercise price of $.675, per share. "Management - Stock Option Plan."

Employment Agreements

      Effective January 1, 2002, Mr. Schoenfeld will continue to serve as Chairman of the Board of Directors and as an employee of the Company pursuant to a new employment contract. The contract provides Mr. Schoenfeld with a salary of $200,000 per annum in addition to a bonus at a rate determined by the agreement of the Executive and the Compensation Committee. On each January 1, during the term of three years, the base salary shall be increased by an amount agreed upon by the Executive and the Compensation Committee. The compensation shall include options to purchase 1,000,000 shares of the common stock of the Company at $.24, per share, vesting at 25% on the first anniversary of the contract, and 20,833 each month following the Initial Vesting Date. The unexpired term of the Agreement will be extended automatically by one year on each January 1 following the date of the Agreement, such that the unexpired term of the Agreement will at all times be not less than two years following each extension. The Agreement provides for payment by the Company of annual premiums on a term life insurance policy with a face amount of $2 million. Health and disability benefits, as well as an automobile lease and insurance allowance equal to $12,000, per year, are provided for. The Agreement provides that the Company will incur a severance payment equal to the highest annual base salary during the term, for the remainder of the term if the Agreement is terminated by the Executive for good reason, or in the event of a change in control of the Company.

      Effective January 1, 2002, Dr. David Dalton will serve as Chief Executive Officer and as an employee of the Company pursuant to an employment contract of the same date. The contract provides Dr. Dalton with a salary of $200,000 per annum in addition to a bonus at a rate determined by the agreement of the Executive and the Compensation Committee. On each January 1, during the term of three years, the base salary will be increased by an amount agreed upon by the Executive and the Compensation Committee. The compensation shall include options to purchase 2,000,000 shares of the common stock of the Company at $.24, per share, vesting at 25% on the first anniversary of the contract, and 41,667 each month following the initial vesting date. The unexpired term of the Agreement will be extended automatically by one year on each January 1 following the date of the Agreement, such that the unexpired term of the Agreement will at all times be not less than two years following each extension. The Agreement provides for payment by the Company of annual premiums on a term life insurance policy with a face amount of $2 million. Health and disability benefits, as well as an automobile lease and insurance allowance equal to $12,000, per year, are provided for. The Agreement provides that the Company will incur a severance payment equal to the highest annual base salary during the term, for the remainder of the term if the Agreement is terminated by the Executive for good reason, or in the event of a change in control of the Company.

    Stock Options

      The following table contains information concerning the grant of stock options to Joel Schoenfeld ( the "Named Executive Officers") during the fiscal year ended December 31, 2001.

                     Number of Shares       Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price    Expiration
Name                       Granted                Fiscal Year              Per Share        Date
Joel Schoenfeld            None

The following table summarizes for each of the Named Executive Officers the total number of unexercised options, if any, held at December 31, 2001, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2001. The value of the unexercised, in-the-money options at December 31, 2001, is the difference between their exercise or base price and the fair market value of the underlying Common Stock on December 31, 2001. The closing bid price of the Common Stock on December 31, 2001 was $.24.

                AGGREGATED OPTION EXERCISES -- JANUARY 1, 2001 --
             DECEMBER 31, 2001 AND DECEMBER 31, 2001 OPTION VALUES


                                                                                         Value of Unexercised
                       Shares Acquired Upon            Number of Securities                  In-The-Money
                        Exercise of Options           Underlying Unexercised                  Options at
                        During Fiscal 2001         Options at December 31, 2001           December 31, 2001
                    ---------------------------   -------------------------------   ------------------------------
Name                 Number     Value Realized     Exercisable     Unexercisable     Exercisable   Unexercisable
---------------     --------   ----------------   -------------   ---------------   -------------   --------------
Joel Schoenfeld      None           None            6,458,858          None          $ 178,063          None


Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of February 26, 2002 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.


                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
-------------------------------------------------  ----------------------------  -----------------------

Joel and Flora Schoenfeld(4) ..................            7,526,612 (5)(6)             34.22%  (7)
David Dalton (4)...............................            6,522,000 (3)                43.20%
Alan H. Gold, M.D.(4) .........................            2,335,444 (5)(8)             14.18%  (9)
John Frank(4) .................................            2,099,375(10)                12.65% (11)
Richard Hershman(4)............................              346,250(12)                 2.25% (13)
Edward Kalbaugh(4).............................              346,250(12)                 2.25% (13)
S. Robert Grass(4).............................              315,951(19)                 2.05% (20)
Andrew Rosenberg(4)............................              232,000(14)                 1.52% (15)
Marla Manowitz(4)..............................              210,600(16)                 1.38% (17)
Richard Mintz(4)...............................              118,000(18)                  .01%
All directors and executive officers as a group
 (11 persons) ..................................          20,052,482(21)(22)            92.75% (23)

* Less than 1%

 (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of February 26, 2002, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Except as otherwise stated, calculated on the basis of 15,097,752 shares of Common Stock issued and outstanding on February 26, 2002.

 (3) Includes 3,955,000 options exercised January 8, 2002.

 (4) Address is c/o the Company, 22 Dubon Court, Farmingdale, New York
     11735.

 (5) All of the shares owned by Dr. Gold have been pledged to secure certain indebtedness to Joel Schoenfeld. Dr. Gold retains voting and dispositive power with respect to the pledged shares until the occurrence of a default in the payment of the indebtedness secured by the pledged shares. Accordingly, the pledged shares have been included in the number of shares beneficially owned by Dr. Gold and excluded from the number of shares beneficially owned by Mr. Schoenfeld.

 (6) Includes 6,458,858 shares upon exercise of presently exercisable options, 432,885 shares issuable upon conversion of Series A Preferred Stock, and 4,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants

 (7) Calculated on the basis of 21,993,495 of Common Stock issued and outstanding.

 (8) Includes 1,345,000 shares upon exercise of presently exercisable options and 27,555 shares issuable upon conversion of Series A Preferred Stock.

 (9) Calculated on the basis of 16,470,307 shares of Common Stock issued and outstanding.

(10) Includes 1,328,236 shares issuable upon exercise of options, and 166,000 shares issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants.

(11) Calculated on the basis of 16,591,988 shares of Common Stock issued and outstanding.

(12) Includes 35,000 shares upon exercise of presently exercisable options, 256,250 shares upon exercise of presently exercisable options owned by a limited liability company of which the reporting person is a partner, and disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(13) Calculated on the basis of 15,389,002 shares of Common Stock issued and outstanding.

(14) Includes 188,000 shares upon exercise of presently exercisable options.

(15) Calculated on the basis of 15,285,752 share of Common Stck issued and outstanding.

(16) Includes 200,000 shares upon exercise of presently exercisable options.

(17) Calculated on the basis of 15,297,752 shares of Common Stock issued and outstanding.

(18) Includes 50,000 shares upon exercise of presently exercisable options.

(19) Includes 312,501 shares issuable upon conversion of Series D Preferred
     Stock.

(20) Calculated on the basis of 15,410,253 shares of Common Stock issued and outstanding.

(21) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(22) Includes 20,052,482, shares issuable upon exercise of presently exercisable options. See footnotes (6)(8)(10)(12)(14)(16) (18) and (19).

(23) Calculated on the basis of 21,620,108 shares of Common Stock issued and outstanding.

Item 12. Certain Relationships and Related Transactions

      In January 2002, the Company borrowed $30,200 from a Director/Shareholder, payable on demand with interest at 6%, per annum. As of March 13, 2002, $5,200 has been repaid.

      In January and February 2002, the Company borrowed a total of $101,450 from Dr. David Dalton, an officer/director of the Company, without specific payment terms or interest.

      PPSI shares office space and other administrative expenses with affiliated companies owned by Dr. David Dalton, a stockholder/officer. Certain expenses have not been allocated between the companies and PPSI's portion of these expenses has not been determined.

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits


Exhibit     Description
------     -------------

2.1(1) Stock Purchase Agreement and Plan of Reorganization made and entered into as of December 31, 2001, by and among Physician and Pharmaceutical Services, Inc. ("PPSI"), the stockholder of PPSI and the Registrant.

2.2(2) Stock Purchase Agreement made and ehtered into as of February 28, 2002, by and among Thermal Waste Technologies, Inc. ("TWT"), the stockholders of TWT and the Registrant.

3.1(4)      Restated Certificate of Incorporation of the Registrant, as amended.

3.2(3)      By-laws of the Registrant, as amended.

4.1(3) Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC, Inc., a New York corporation.

4.3(3) Form of Warrant Agreement between the Registrant and the underwriters of the Registrant's initial public offering.

4.4(3)      Specimen common stock Certificate.

4.5(3) Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).

4.6(3) Registration Rights Agreement among the Registrant and the holders of bridge warrants.

4.7(5)      Certificate of Designation of Series B Preferred Stock.

4.8(6) Certificate of Amendment of Certificate of Designation of Series B Preferred Stock.

4.9(5) Form of Warrant Agreement dated July 27, 1998, between Company and selling securityholder.

4.10(6) Form of Amended and Restated Warrant Agreement, amending and restating the Warrant Agreement dated July 27, 1998, between the Company and the selling securityholder.

4.11(5) Registration Rights Agreement dated July 27, 1998, between Company and selling securityholder.

4.12(6) Registration Rights Agreement, dated February 8, 1999, between the Company and the selling securityholder.

4.13(6)     Certificate of Designation of Series C Preferred Stock.

4.14(6) Form of Warrant Agreement dated February 8, 1999, between the Company and selling securityholder.

10.1(3)     Amended 1996 Stock Option Plan of the Registrant.

10.2(7)     1998 Stock Option Plan of the Registrant.

10.3(8)     2000 Stock Option Plan of the Registrant.

10.4(7) Employment Agreement dated as of September 4, 1998 between the Registrant and Joel Schoenfeld.

10.5(9) Patent License Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.

10.6(9) Manufacturing Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.

10.7(9) Equipment Purchase Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.

10.10(10)   Employment Agreement dated as of January 1, 2002, between the
            Registrant and David L. Dalton.

10.11(10)   Employment Agreement dated as of December 31, 2001, between the
            Registrant and Joel Schoenfeld.

21.1(3)     List of Subsidiaries.

23.1(10)    Consent of Most, Horowitz & Company, LLP, as Independent
            Accountants.


- -----------------------

(1)      Incorporated by reference to the Registrant's Form 8-K filed January 4,
         2002.

(2)      Incorporated by reference to the Registrant's Form 8-K filed March 11,
         2002.

(3) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

(4) Incorporated by reference from the Registrants Periodic Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(5) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective on December 11, 1999.

(6) Incorporated by reference from Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (File No. 333-74199).

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-22413).

(8) Incorporated by reference from the Registrant's Post- Effective Amendment No. 1 on Form S-2 to Form S-3 (File No. 333-74199) declared effective on January 26, 2001.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-22413).

(10)     Filed herewith.


(b)    Reports on Form 8-K.

       A Form 8-K was filed on January 3, 2002, reporting the acquisition by the Company of PPSI pursuant to a Stock Purchase Agreement effective December 31, 2001.

       A Form 8-K was filed March 11, 2002 reporting the acquisition by the Company of Thermal Waste Technology ("TWT") pursuant to a Stock Purchase Agreement effective February 28, 2002.

       A Form 8-KA was filed March 18, 2002 including the audited financial statements of PPSI and the pro forma consolidated condensed financial statement required pursuant to the PPSI acquisition.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2002


                                        UNIVEC, INC.



                                        By: s/ Dr. David Dalton
                                            --------------------------------
                                            Dr. David Dalton
                                            Chief Executive Officer
                                            (Principal Executive Officer)



      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 29, 2001 in the capacities indicated.


       Signatures                                                 Title
       ---------                                                 -------
/s/ Dr. David Dalton                                     Chief Executive Officer and a Director
------------------------                                 (Principal Executive Officer)
Dr. David Dalton

/s/ Richard H. Hershman                                  Chief Financial Officer
------------------------                                 (Principal Financial and Accounting Officer
Richard H. Hershman                                      through the Services Agreement with
                                                         Allegent Growth Strategies International)

/s/ Joel Schoenfeld                                      Chairman and a Director
------------------------
Joel Schoenfeld.

/s/ John Frank                                           Director
------------------------
John Frank

/s/ Richard Mintz                                        Director
------------------------
Richard Mintz

/s/ Andrew Rosenberg                                     Director
------------------------
Andrew Rosenberg, M.D.

/s/ Dr. Alan Gold                                        Director
------------------------
Dr. Alan Gold

/s/ S. Robert Grass                                      Director
------------------------
Robert Grass

/s/ Marla Manowitz                                       Director
------------------------
Marla Manowitz

                         UNIVEC, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND FOR THE TWO YEARS THEN ENDED

                   Index to Consolidated Financial Statements



                                                                    Page
                                                                 ----------
Report of Independent Accountants............................       F--2
Consolidated Balance Sheet  -  December 31, 2001                    F--3
Consolidated Statements of Operations -  years ended
 December 31, 2001 and 2000..................................       F--4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 2001 and 2000............................       F--5
Consolidated Statements of Cash Flows - years ended
 December 31, 2001 and 2000..................................       F--6
Notes to Consolidated Financial Statements...................   F--7 to F--19

Report of Independent Accountants

To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.


New York, New York                     /s/ Most Horowitz & Company, LLP
March 7, 2002                          ---------------------------------
                                       Most Horowitz & Company, LLP

                          Univec, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2001


ASSETS:
Cash .....................................................................................         $        22,203
Accounts receivable ......................................................................                 662,444
Inventory ................................................................................                 442,782
Equipment for sale .......................................................................                 285,440
Other current assets .....................................................................                  94,722
                                                                                                   ---------------
 Total current assets ....................................................................               1,507,591

Fixed assets, net ........................................................................                 939,367
Goodwill .................................................................................               1,774,119
Other assets .............................................................................                  41,140
                                                                                                   ---------------
 Total assets ............................................................................         $     4,262,217
                                                                                                   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses ....................................................         $     1,838,470
Due to affiliated company ................................................................                  15,287
Deferred payroll-officers ................................................................                 519,021
Current portion of capitalized lease obligation ..........................................                 108,750
Notes and loans payable-current ..........................................................                 468,935
Escrow deposit ...........................................................................                  10,000
                                                                                                   ---------------
 Total current liabilities ...............................................................               2,960,463

Capitalized lease obligation .............................................................                 139,976
Notes and loans payable ..................................................................                 243,352
                                                                                                   ---------------
 Total Liabilities .......................................................................               3,343,791
                                                                                                   ---------------
Commitments and contingencies (Notes 2,8,11, and 15)

Stockholders' equity:
 Preferred stock $.001 par value; 4,995,500 shares authorized;
   none issued and outstanding ...........................................................
 Series A 8% cumulative convertible preferred stock-$.001 par value; authorized:  2,500 shares;  issued and outstanding:
   2072 shares (aggregate liquidation value:  $2,760,420) ................................                       2
 Series B 5% cumulative convertible preferred stock- $.001 par value;  authorized: 1,000 shares; issued and outstanding:
   198.5 shares (aggregate liquidation value:  $276,886) .................................                       1
 Series C 5% cumulative convertible preferred stock- $.001 par value;  authorized:  1000 shares, issued and outstanding:
   250 shares (aggregate liquidation value $286,181) .....................................                       1
 Common stock $.001 par value;  authorized:  75,000,000 shares;
   issued and outstanding:  10,524,573 shares ............................................                  10,525
 Additional paid-in capital ..............................................................               9,246,152
 Accumulated deficit .....................................................................              (8,338,255)
                                                                                                   ---------------
 Total stockholders' equity ..............................................................                 918,426
                                                                                                   ---------------
 Total liabilities and stockholders' equity ..............................................         $     4,262,217
                                                                                                   ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          Univec, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     Years ended December 31, 2001 and 2000

                                                                                               2001                2000
                                                                                         ---------------     ---------------
Revenues:
 Product sales                                                                           $     3,101,050     $     3,078,151
 Sales of technology                                                                             804,000
                                                                                         ---------------     ---------------
    Total Revenues                                                                             3,905,050           3,078,151
                                                                                         ---------------     ---------------

Expenses:
 Cost of sales                                                                                 3,075,613           2,607,194
 Marketing and selling                                                                           735,092             709,884
 Product development                                                                              84,047              78,885
 General and administrative                                                                      745,754           1,074,963
 Interest expense, net                                                                           158,324             108,664
                                                                                         ---------------     ---------------
   Total expenses                                                                              4,798,830           4,579,590
                                                                                         ---------------     ---------------
   Operating loss                                                                               (893,780)         (1,501,439)

 Loss on sale of equipment                                                                                          (794,244)
                                                                                         ---------------     ---------------
   Net loss                                                                                     (893,780)         (2,295,683)

Dividends attributable to preferred stock                                                       (189,379)           (198,020)
                                                                                         ---------------     ---------------
   Loss attributable to common stockholders                                              $    (1,083,159)    $    (2,493,703)
                                                                                         ===============     ===============

Share information:
   Basic and diluted loss per common share                                               $          (.16)    $          (.45)
                                                                                         ===============     ===============
   Weighted average number of
    common shares outstanding                                                                  6,627,281           5,492,171
                                                                                         ===============     ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          Univec, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2001 and 2000


                                              Series A Preferred    Series B Preferred    Series C Preferred        Common Stock
                                             --------------------   ------------------    ------------------     -------------------
                                              Shares      Amount    Shares     Amount     Shares     Amount      Shares      Amount
                                             --------   ---------  --------   --------   --------   --------     --------   -------

Balance, January 1, 2000                       2,072     $    2      612     $     1         250   $    1      4,058,653    $ 4,059

Issuance of stock options
Common Stock issued:
  Consulting fees and compensation                                                                               566,680        567
  Conversion of Series B Preferred
    Stock                                                           (385)                                      1,020,147      1,020
  Exercise of options                                                                                             80,000         80
  Conversion of loan payable by director                                                                         223,600        224
  Conversion of accrued payroll by officer                                                                       416,666        416
Net Loss
                                             -------     ------   ------     -------      ------    ------    ----------    -------
Balance, December 31, 2000                     2,072          2      227         1           250         1     6,365,746      6,366

Issuance of stock options
Common stock issued:
  Consulting fees and compensation                                                                               370,000        370
  Conversion of Series B
   Preferred Stock                                                 (28.5)                                        526,271        526
  Exercise of options                                                                                            140,000        140
  Purchase of stock by officer                                                                                   555,556        556
  Acquisition of subsidiary                                                                                    2,567,000      2,567
Net loss
                                             -------     ------   ------     -------      ------    ------    ----------    -------
Balance, December 31, 2001                     2,072     $    2    198.5     $     1         250    $    1    10,524,573    $10,525
                                             =======     ======   ======     =======      ======    ======    ==========    =======



                                                          Additional                                Total
                                                           Paid-in            Accumulated       Stockholders'
                                                           Capital              Deficit             Equity
                                                       ---------------     ---------------     ---------------
Balance, January 1, 2000                               $     7,129,574     $    (5,148,792)    $     1,984,845

Issuance of stock options                                       82,406                                  82,406
Common Stock issued:
  Consulting fees and compensation                             306,042                                 306,609
  Conversion of Series B Preferred
    Stock                                                       (1,020)
  Exercise of options                                           11,920                                  12,000
  Conversion of loan payable by director                        26,608                                  26,832
  Conversion of accrued payroll by officer                      49,584                                  50,000
Net Loss                                                                        (2,295,683)         (2,295,683)
                                                       ---------------     ---------------     ---------------
Balance, December 31, 2000                                   7,605,114          (7,444,475)            167,009

Issuance of stock options                                      918,117                                 918,117
Common stock issued:
  Consulting fees and compensation                              39,630                                  40,000
  Conversion of Series B
   Preferred Stock                                                (526)
  Exercise of options                                           20,860                                  21,000
  Purchase of stock by officer                                  49,444                                  50,000
  Acquisition of subsidiary                                    613,513                                 616,080
Net loss                                                                          (893,780)           (893,780)
                                                       ---------------     ---------------     ---------------
Balance, December 31, 2001                             $     9,246,152     $    (8,338,255)    $       918,426
                                                       ===============     ===============     ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          Univec, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2001 and 2000

                                                                                                 2001                2000
                                                                                         ---------------     ---------------
 Cash flows from operating activities:
 Net loss                                                                                $      (893,780)    $    (2,295,683)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                                  240,716             284,233
   Issuance of shares and options for services                                                    48,467             358,314
   Write-off of inventory                                                                         32,330
   Write-off of accounts payable                                                                 (43,605)
   Loss on sale of equipment                                                                                         794,244
Changes in assets and liabilities, net of effects from acquisition of PPSI:
   Accounts receivable                                                                          (379,383)            377,937
   Due from factor                                                                               211,535            (211,535)
   Inventory                                                                                        (176)            157,966
   Other current assets and other assets                                                         (40,516)             52,232
   Accounts payable and accrued expenses                                                         634,764              59,777
   Due to affiliated company                                                                      15,287
   Deferred payroll-officers                                                                     200,629              82,528
   Deposit payable                                                                              (160,000)            160,000
                                                                                         ---------------     ---------------
      Net cash used in operating activities                                                     (133,732)           (179,987)
                                                                                         ---------------     ---------------
Cash flows from investing activities:
 Proceeds from sale of equipment (net of cash expenses of $74,223 in 2000)                                           360,777
 Decreases in (Purchases of) fixed assets (net of cost of sales in 2001
   and capital lease obligations of $435,000 in 2000)                                             87,517            (114,911)
 Investment in PPSI (net of cash acquired of $19,479 and loan
   payable of $113,276)                                                                          (90,750)
                                                                                         ---------------     ---------------
      Net cash (used in) provided by investing activities                                         (3,233)            245,866
                                                                                         ---------------     ---------------

Cash flows from financing activities:
   Proceeds from notes and loans payable                                                         422,806
   Proceeds from sale of common stock                                                             50,000
   Payments of notes and loans payable                                                          (211,509)           (107,683)
   Payments of capital lease obligation                                                         (130,306)            (59,659)
                                                                                         ---------------     ---------------
      Net cash provided by (used in) financing activities                                        130,991            (167,342)
                                                                                         ---------------     ---------------
      Net decrease in cash                                                                        (5,974)           (101,463)

Cash, beginning of period                                                                         28,177             129,640
                                                                                         ---------------     ---------------
Cash, end of period                                                                      $        22,203     $        28,177
                                                                                         ===============     ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                $       135,964     $       114,742

Supplemental disclosures of noncash activity:
   Common stock and warrants issued for loans payable, accrued payroll
      and expenses for the sale of equipment                                                                 $       119,533
   Options issued in payment of loan payable                                             $        21,000     $        12,000
   Common stock issued for acquisition                                                   $     1,525,730

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          Univec, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1.    Nature of Operations

      Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, and sells medical devices on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI) provides marketing and fulfillment services of pharmaceutical samples to pharmaceutical manufacturers.

2.    Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Physician and Pharmaceutical Services, Inc.
(PPSI) and Rx Ultra, Inc. (inactive). All material intercompany balances and transactions have been eliminated.

      Inventory

      Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market.

      Fixed Assets

      Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the asset. Leasehold improvements are amortized over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of assets are capitalized. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations.

      Patent Rights and Royalties

      Patent rights acquired were capitalized and amortized on a straight-line basis over an estimated useful life of seven years. Royalties based on future revenues will be charged to operations when and if they are incurred.

      Shipping Income and Expense

      Shipping income is included in product sales and shipping expenses are included in marketing and selling.

      Product Development

      Research and development costs are expensed as incurred.

      Income Taxes

      Deferred income taxes have been provided for temporary differences between consolidated financial statements and income tax reporting.

      Loss per Share

      Net loss per common share was computed based on the weighted average number of common shares outstanding during the year.

      Product Revenue Recognition

      Product sales are recognized when products are shipped. Although the Company warrants its products, it is unable to estimate the future costs relating to warranty expense and, as such, recognizes warranty expenses as incurred. Fees and costs of fees for PPSI are primarily recognized upon the Company's fulfillment of the pharmaceutical sample to the user.

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

3.    Accounts Receivable

      In March 2001, the Company modified and extended its agreement to sell selected accounts receivable to a factor. Under the agreement, the Company shall receive 80% of sold accounts as a deposit and the balance upon payment. These sales are subject to a 10% discount, but will receive a rebate of 6% if payment is made within 30 days, decreasing to 2% if payment is within 90 days. All accounts not paid within 90 days will be charged back to the Company. In addition, the Company has collateralized all accounts receivable and certain intangibles.

      During the year ended December 31, 2001, the Company sold accounts receivable of $744,346, all of which have been collected.

      In May 2001, the Company entered into a purchase order financing agreement with a finance company to finance up to $500,000 of outstanding purchase orders. During the year ended December 31, 2001, purchase orders of $54,400 were financed and paid.

4.    Inventories

      Inventories consisted of the following:
         Raw materials                            $ 361,173
         Work-in-process                             33,203
         Finished goods                              48,406
                                                  ---------
                                                  $ 442,782
                                                  =========

5.    Fixed Assets

      Fixed assets consisted of the following:

                                                             Estimated
                                                            useful lives
                                                              in years
                                                           -------------
         Factory equipment .............................         7          $  1,730,316
         Office equipment ..............................         5                13,886
         Leasehold improvements ........................         5                15,672
         Furniture & Fixtures                                    5                 1,744
                                                                            ------------
                                                                               1,761,618
         Less accumulated depreciation .................                         822,251
                                                                            ------------
                                                                            $    939,367
                                                                            ============

      As of December 31, 2001, factory equipment included capitalized leased assets of $435,000.

      Depreciation expense was $240,716 and $284,233 in 2001 and 2000, respectively.

      In March 2000, the Company sold equipment for an aggregate sales price of $360,777, net of expenses of $74,223, which resulted in a loss of $794,244. The Company then leased back the equipment from the purchaser for three years. The lease provides for monthly rent of $9,063, plus an amount equal to 2% above the lessor's prime rate, per annum, of the unpaid lease obligation and, at the end of the lease term, a purchase option of $1.00.

      The Company has capitalized the lease. The capitalized lease obligation and related assets were recorded at the lower of the present value of the net minimum lease obligations or the fair value of the related asset.

      As of December 31, 2001, capitalized lease obligations consisted of the following:

                             Current                   $  108,750
                             Noncurrent                   139,976
                                                       ----------
                                                       $  248,726
                                                       ==========


6.    Notes and Loans Payable

      As of December 31, 2001, notes and loans payable consisted of:

Loan payable to a vendor without specific
   payment terms or interest (1) .........................................................         $       216,352
Note payable to a vendor on demand,
   with interest at 10%, per annum (2)(3) ................................................                  85,000
Loan payable to a vendor without specific
   payment terms or interest .............................................................                 113,276
Note payable to a vendor on demand,
   with interest at 15%, per annum .......................................................                  64,000
Loan payable to officer on demand, with interest
   at 6%, per annum ......................................................................                  18,005
Notes payable to a director's trusts on
   April 2004, with interest at 12%, per annum (Note 9) ..................................                  27,000
Note payable to a vendor (Note 8) ........................................................                 111,894
Note payable to a director without specific payment
   terms with interest at 6%, per annum ..................................................                  40,000
Notes payable to finance insurance March to June 2002,
   with interest at 8% to 10%, per annum .................................................                  36,760
                                                                                                   ---------------
                                                                                                           712,287
Less:  Current portion of notes and loans payable ........................................                 468,935
                                                                                                   ---------------

                                                                                                   $       243,352
                                                                                                   ===============

(1) Subject to forgiveness upon the vendor's sale of shares of the Company's common stock
(2)   Collateralized by certain patents
(3)   Guaranteed by a stockholder/officer up to $50,000

7.    Income Taxes

      Commencing January 1, 2002, the Company will file consolidated income tax returns with its subsidiaries. Prior to January 1, 2002, PPSI was an S Corporation.

      For the years ended December 31, 2001 and 2000, the Company's deferred tax benefits (expenses) were as follows:

                                                                 2001                2000
                                                            ---------------     ---------------
         Net operating loss carryforwards                   $       243,000     $       868,000
         Capitalized costs                                                             (122,000)
         Depreciation                                                (2,000)              8,000
         Compensation                                                79,000              11,000
         Patent                                                                         (28,000)
         Valuation allowance                                       (320,000)           (737,000)
                                                            ---------------     ---------------
                                                                       None                None
                                                            ===============     ===============

      As of December 31, 2001, the tax effects of the components of deferred tax assets and liabilities were as follows:

        Deferred tax assets
           Net operating loss carryforwards ............     $     3,685,000
           Compensation ................................             200,000
                                                             ---------------
               Total deferred tax asset ................           3,885,000

        Deferred tax liabilities
           Depreciation ................................            (285,000)
                                                             ---------------
               Net deferred tax asset ..................           3,600,000
               Valuation allowance .....................          (3,600,000)
                                                             ---------------
                                                                        None
                                                             ===============

      As of December 31, 2001, realization of the Company's net deferred tax asset of approximately $3,600,000 was not considered more likely than not, and, accordingly, a valuation allowance of $3,600,000 was provided.

     The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                                                               2001                2000
                                                                                         ---------------     ---------------
Expected income tax benefit ......................................................       $      (304,000)    $      (781,000)
Change in valuation allowance arising in current year ............................               320,000             737,000
State income tax benefit, net of federal income tax effect .......................               (16,000)             44,000
                                                                                         ---------------     ---------------
                                                                                                    None                None
                                                                                         ===============     ===============

      As of December 31, 2001, the Company had net operating loss carryforwards of approximately $10,400,000 to reduce future taxable income expiring through 2016.

8.    Commitments and Contingencies

      License Agreements

      The Company is committed under an exclusive license agreement with two inventors for a patent for an insertable element that prevents reuse of a plastic syringe. To maintain this license agreement, the Company is required to pay an annual minimum licensing fee of $10,000. To maintain exclusivity, the Company is required to pay an annual minimum license fee of $50,000. In addition, the license requires royalty payments of 6% of net sales of products manufactured and 40% of sublicense royalties received for products that use the specific insertable element. Through March 7, 2002, the Company has not and does not have immediate plans to manufacture or sublicense using this patent. During both 2001 and 2000, the Company paid only minimum royalties of $60,000 under this agreement.

      In March 2001, the Company exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. The Company is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000, previously paid. As of December 31, 2001, the Company has not sold any product subject to royalties under this agreement.

      Marketing Agreement

      PPSI is committed under a marketing agreement through January 31, 2003, for a share of future revenue from referrals.

      Lease

      The Company is committed under a lease for production, storage and office space through September, 2003. The lease provides for annual minimum rent and additional rents for the Company's pro rata share of real estate taxes, liability insurance, maintenance, etc. In addition, the lease is renewable for an additional five years.

      Total rent expense for 2001 and 2000 was $73,644 and $71,499, respectively.

      As of December 31, 2001, the minimum future rent payments, exclusive of the renewal, was:

                 Years Ended
                 December 31,
                -------------
                    2002                                   $   75,852
                    2003                                       58,168
                                                           ----------
                                                           $  134,020
                                                           ==========

      Employment Agreement

      The Company is committed under an employment agreement with an officer through February 2003, requiring annual compensation of $55,370, plus annual increases of 10%.

      Purchase Commitment

      In August 2001, the Company entered into an agreement with a vendor to purchase a minimum of $152,000, per year, of components, subject to price adjustments, over a period of five years. In addition, the Company borrowed $150,000 to purchase molding equipment to be utilized to manufacture the components. The note is payable over three years based on the purchase of the components, with interest at 8%, per annum.

9.    Stockholders' Equity

      Common Stock

      In August 2000, the Company's shareholders amended the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 shares.

      In January 2000, the Company issued 223,600 shares of common stock at $.12, per share, to a director in exchange for debt and a loan owed to the director of $26,832.

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

      In December 2000, the Company issued 110,000 shares of common stock to consultants for financial services valued at $24,069.

      In February 2001, the Company issued 120,000 shares of common stock to an employee of the Company as additional compensation for consulting services performed valued at $15,000.

      In December 2001, the Company issued 555,556 shares of common stock to an officer/director of the Company in exchange for $50,000.

      In December 2001, the Company issued an aggregate of 250,000 shares of common stock to consultants of the Company for services valued at $25,000.

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

      Series B 5% Cumulative Convertible Preferred Shares (Series B) are entitled to receive, prior to the payment of dividends to the Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed at the option of the Company, at $1,000, per share. In addition, Series B stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series B, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10, as amended, or 75% of market value. The mandatory conversion date of the Agreement has been extended to February 2003.

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

      In July 2001, 10 shares of Series B were converted to 103,896 shares of common stock at a price of $.0963, per share.

      In December 2001, an aggregate of 18.5 shares of Series B was converted to 422,375 shares of common stock at a price of $.0438, per share.

      Series C 5% Cumulative Convertible Preferred Shares (Series C) are entitled to receive, prior to the payment of dividends to the Series B, Series A and common stock, cumulative dividends of $50, per share, per annum, and may be redeemed at the option of the Company, at $1,000, per share. In addition, Series C stockholders are entitled to a liquidation preference of $1,000, per share, plus accrued and unpaid dividends. Each share of Series C, having a value of $1,000, is convertible into shares of common stock at the lesser of $1.10 or 75% of market value, as defined.

      Holders of preferred shares have no voting rights.

      As of December 31, 2001, cumulative dividends in arrears on preferred stock were:

                  Series A                         $  688,420
                  Series B                             78,386
                  Series C                             36,181
                                                   ----------
                                                   $  802,987
                                                   ==========

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

      In addition, both the exercise price and number of shares issuable upon exercise of the Redeemable Warrants are subject to adjustment for certain dilutive events. As of December 31, 2001, the exercise price has been decreased to $1.01, per share, and the number of shares issuable upon exercise of the Redeemable Warrants has been increased to 18,432,219.

      Underwriter's Warrants

      The Company has an outstanding Underwriter's Warrant to purchase 150,000 shares of common stock and 225,000 Redeemable Warrants, exercisable at $5.78, per share, and $.17,per warrant, respectively, commencing April 1998 through April 2003. Both the exercise price and number of shares issuable upon exercise of the Underwriter's Warrant are subject to adjustment for certain dilutive events. As of December 31, 2001, the exercise price has been decreased to $3.54, per share, and the number of shares issuable upon the exercise of the Underwriter's Warrant has been increased to 244,704.

      Options

      In February 2000, the Company granted options to purchase an aggregate of 3,430,000 shares of common stock, outside the Plan, at $.59, per share, exercisable through February 2003, to officers and directors and 55,941 options to purchase common stock exercisable through February 2003, at $.59, per share, to a consultant.

      In March 2000, the Company granted warrants to purchase 30,000 shares of common stock at $.39, per share, through March 2003 in connection with the sale and leaseback.

      In August 2000, the Company granted 150,000 options to purchase common stock exercisable at $.43, per share through August 2005 to a consultant to provide marketing services valued at $2,500.

      In December 2000, the Company to granted 70,000 options to purchase common stock exercisable at $.20, per share, through December 2003 to two consultants to provide financial services valued at $1,200.

      In March 2001, the Company granted 100,000 options to purchase common stock exercisable at $.25, per share, through March 2006 to two consultants to provide financial services.

      In March 2001, the Company granted a warrant to purchase 108,000 shares of common stock exercisable at $.25, per share, expiring on April 23, 2004, in consideration of a loan from a director/shareholder.

      In March 2001, a vendor exercised options to purchase 50,000 shares of common stock at $.15, per share, in exchange for reductions in a loan payable to the vendor. An additional aggregate of 90,000 options were exercised by the vendor to purchase common stock at $.15, with 30,000 exercised in June 2001, 20,000 in August 2001, 20,000 in October 2001, and 20,000 in December 2001.

      Reserved Shares

      As of December 31, 2001, the Company has reserved shares of common stock as follows:

         Redeemable Warrants (a)                     18,432,219
         Underwriter's warrant                          469,704
         Options under the Plan                       7,259,219
         Other options and warrants                   8,120,596
         Loans payable and deferred payroll           1,483,858
         Series A conversions                           460,440
         Series B conversions (b)                     1,260,317
         Series C conversions (b)                     1,587,302
         Series B warrants (c)                          112,500
         Series C warrants (c)                           37,500
         Litigation reserve                             250,000
                                                    -----------
                                                     39,473,655
                                                    ===========


         (a) the exercise price for the redeemable warrants has been adjusted as of March 26, 2002, to $.94, per share, and the number of shares issuable upon the exercise has been increased to 19,684,514.
         (b)  assumes conversions as of December 31, 2001 at $.1575, per share.
         (c) 150,000 warrants issued with the Series B and C preferred stock expired February 8, 2002

10.   Stock Option Plans

      The 1996 Stock Option Plan (Plan) is administered by the Board of Directors or a committee thereof and options to purchase 4,709,219 shares of common stock may be granted under the Plan to directors, employees (including officers) and consultants to the Company. The Plan authorizes the issuance of incentive stock options (ISO's), as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options (NQSO's). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by ISO's granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board, or committee thereof, in its discretion; provided that NQSO's granted a 10% Stockholder be no less than 110% of the fair market value on the date of grant.

      Under the Plan, the Company has set aside options to purchase 4,500,000 shares of common stock based on the criteria listed below. These options will become exercisable commencing upon the earlier of April 2006, or (y) two years after the effective date of the option, provided that in the case of clause (y), the Company shall have obtained: (i) at least $30,000,000 in gross revenues and after tax net income of at least $2,000,000 in the second full fiscal year following the effective date, or (ii) at least $45,000,000 in gross revenues and $3,000,000 in after-tax net income in the third full fiscal year following the effective date, or (iii) at least $60,000,000 in gross revenues and $4,000,000 in after-tax net income in the fourth full fiscal year following the effective date.

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

      In June 2000, the Company granted five year options to purchase 300,000 shares, each, to three board members of the Company at $.675, per share, under the Plan.

      In June 2000, the Company granted options to purchase an aggregate of 100,000 shares of common stock under the Plan to two officers, exercisable at $.675, per share, through June 2005.

      In March 2001, the Company granted options, under the 2000 Plan, to purchase 100,000 shares of common stock at $.50, per share, exercisable through March 2011, as a contribution to a medical foundation.

      In September 2001, the Company granted options to purchase 60,000 shares of common stock under the Plan to a consultant for services rendered, exercisable at $.20, per share, through September 2006.

      In September 2001, the Company granted an aggregate of 105,000 options to purchase common stock at $.15, per share, exercisable through September 2011, and, in December 2001, granted an additional aggregate of 35,000 options to purchase common stock at $.24, per share, exercisable through December 2011, under the Plan.

      The following table summarizes the activity of the Plans for 2001 and 2000.

                                                                      2001                                   2000
                                                      -----------------------------------     -----------------------------------
                                                                             Weighted                                Weighted
                                                                              Average                                 Average
                                                                             Exercise                                Exercise
                                                          Shares               Price              Shares               Price
                                                      ---------------     ---------------     ---------------     ---------------
Options outstanding, beginning of year                      5,349,000     $          1.50           4,349,000     $         1.79
Granted                                                       300,000     $           .29           1,000,000     $          .675
Canceled or lapsed                                           (235,000)    $          3.46
                                                      ---------------     ---------------     ---------------     ---------------
Options outstanding, end of year                            5,414,000,    $          1.35           5,349,000     $         1.50
                                                      ===============     ===============     ===============     ===============
Options exercisable, end of year                            5,149,000     $          1.37           4,754,000     $         1.46
                                                      ===============     ===============     ===============     ===============
Options available for grant, end of year                    1,845,219                               1,910,219
                                                      ===============                         ===============
Weighted-average fair value of options granted
 during the year                                      $           .29                         $          .675
                                                      ===============                         ===============

      The following table summarizes information about stock options outstanding under the Plan at December 31, 2001:

                                                         Weighted
                                                          Average                                Weighted
                                                         Remaining                                Average
   Range of                         Outstanding         Contractual         Exercisable         Exercisable
Exercise Prices                       Options               Life              Options              Price
---------------                   ---------------     ---------------     ---------------     ---------------
$3.50                                      65,000                5.50                         $          3.50
$2.00                                     170,000                3.09             170,000     $          2.00
$1.75                                   3,330,000                1.25           3,330,000     $          1.75
$1.50                                      49,000                2.00              49,000     $          1.50
$0.675                                  1,000,000                3.50           1,000,000     $          0.675
$0.50                                     100,000                9.25             100,000     $          0.50
$0.24                                      35,000               10.00              35,000     $          0.24
$0.20                                      60,000                4.75              60,000     $          0.20
$0.15                                     605,000                8.10             405,000     $          0.15
                                  ---------------     ---------------     ---------------     ---------------
$0.15 to $3.50                          5,414,000                2.73           5,149,000     $          1.37
                                  ===============     ===============     ===============     ===============

11.   Litigation

      In February 1998, the Company commenced an action against a former supplier seeking punitive damages, alleging fraud, breach of contract, et.al. This litigation has been settled for an immaterial amount after legal fees.

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

12.   Sales of Licenses and Equipment

      In August 2000, the Company entered into a license agreement providing for the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales. The Company has warranted the equipment sold as part of the agreement for one year from acceptance and is required to provide continuing technical assistance throughout the license and manufacturing periods.

      During the year ended December 31, 2001, the equipment was inspected, delivered, installed and commenced production.

      In August 2000, the Company entered into a license agreement and proposed sale of certain equipment. During the year ended December 31, 2000, the Company received a deposit of $160,000, but the sale of the equipment was never completed. In 2001, the Company and the licensee have agreed to apply the deposit to a non refundable advance royalty and the Company recognized the income.

13.   Concentrations

      The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

      During 2001, and 2000, product sales to four customers were approximately 82% and 89% of total product sales, respectively. As of December 31, 2001, one customer accounted for 64% of total accounts receivable.

      During 2001 and 2000, purchases from two suppliers were approximately 86% and 79% of total purchases, respectively. As of December 31, 2001, accounts payable to three vendors were 41% of total accounts payable.

14.   Acquisition of Physicians and Pharmaceutical Services, Inc.

      On December 31, 2001 the Company acquired all of the outstanding shares of Physicians and Pharmaceutical Services, Inc. As a result of the acquisition, the Company expects to broaden its marketing base, increase sales and services, and enhance product distribution systems.

      The aggregate purchase price was $1,749,235, consisting of 2,567,000 shares of common stock, warrants to purchase 3,955,000 shares of common stock of the Company and expenses of $223,505. The warrants were exercisable at $.01, per share, and were subsequently exercised. The value of the common shares and warrants issued were determined based on the market price of the Company's common shares on the date of the acquisition, less the exercise price of the warrants.

      The acquisition was accounted for under the purchase method of accounting as required under the recently issued Statement of Financial Accounting Standards No. 141, Business Combinations. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of PPSI at their respective fair values as of the closing date, based on preliminary valuations. The estimated fair values of the assets acquired and liabilities assumed were as follows:

                  Cash                                        $        19,479
                  Accounts receivable                                  24,342
                  Other asset                                          15,000
                  Goodwill                                          1,774,119
                  Accounts payable and accrued expenses               (73,705)
                  Escrow deposit payable                              (10,000)
                                                              ---------------

                           Purchase price                     $     1,749,235
                                                              ===============

      Goodwill has been accounted for under the recently issued Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangibles.

      The operations of PPSI have not been included in the statement of operations.

      Certain common expenses of PPSI and its affiliated companies, owned by a stockholder/officer, have not been allocated.

15.   Subsequent Events

      Employment Agreements

      As of January 1, 2002, the Company entered into employment agreements with five officers through January 2004, requiring aggregate annual compensation of $565,000, per annum. The agreements also provide for bonuses, life, disability and health insurance. In addition, two officers of the Company received 2,000,000 and 1,000,000 options to purchase common stock exercisable at $.24, per share, through 2012. The options vest 25% on January 1, 2002 and 41,667 and 20,833, respectively, each subsequent month.

      Management Agreement

      Effective January 1, 2002, the Company entered into a management services and corporate development consulting agreement through June 2002, replacing a previous consulting agreement dated March 21, 2001, requiring payments of $12,500, per month. In addition, the Company granted the consultants options to purchase 1,650,000 shares of common stock, exercisable through January 1, 2012, at $.24, per share. The options were vested 25% on the effective date and 34,375 each subsequent month.

      Preferred Stock

      In January 2002, the Company designated and authorized 1,250,000 shares of Series D 5% Cumulative Preferred Shares (Series D) which are entitled to receive, prior to the payment of dividends to the Series C, Series B, Series A and common stock, cumulative dividends of $.12 per share, per annum. Each
Series D share may be redeemed at the option of the Company, after two years, if the market price of the common stock is $1.60, per share, as defined, and convertible by the holder into three shares of common for each share of Series
D. In addition, Series D stockholders are entitled to a liquidation preference of $2.40, per share, plus accrued and unpaid dividends.

      In January 2002, the Company issued 104,167 shares of Series D Convertible Preferred stock for a cash purchase price of $2.40, per share, for an aggregate of $250,000.

      Equity

      In January, February, and March 2002, a vendor exercised options to purchase an aggregate of 30,000 shares of common stock at $.15, per share, in exchange for reductions in a loan payable to the vendor.

      In January 2002, an aggregate of 23.5 shares of Series B Preferred Stock was converted to 241,499 shares of common stock at an average price of $.097, per share.

      In January 2002, the Company issued 30,000 shares of common stock at $.1473, per share, to a vendor for professional services rendered to the Company.

      In January 2002, the Company issued an aggregate of 326,680 shares of common stock at $.10, per share, to two vendors as partial payment for licensing fees which were accrued as of December 31, 2001.

      Borrowings

      In January 2002, the Company borrowed $30,000 from a stockholder/director payable on demand with interest at 6%, per annum, and in March 2000, repaid $5,200.

      In January and February 2002, the Company borrowed $101,450 from an officer/ director, without specific payment terms or interest.

      Acquisition of Thermal Waste Technologies, Inc.

      Effective February 28, 2002, the Company acquired all the outstanding shares of Thermal Waste Technologies, Inc. (TWT), a medical equipment manufacturer, in exchange for 620,000 shares of common stock of the Company and an option to purchase 1,080,145 shares of common stock of the Company. The option is exercisable at $.01, per share, for 10 years. In connection with the acquisition, the Company has agreed to pay: (1) a fee of $37,888, which may be converted into options to purchase shares of common stock exercisable at the closing price of the Company's common stock for a period of ten years and (2) transaction costs of TWT for up to $20,000.

      In connection with the acquisition, the Company entered into an employment contract with an officer requiring annual compensation of $125,000 through 2005, plus a bonus, benefits and terms similar to other officers of the Company. In addition, the Company will grant an option to purchase 333,639 shares of common stock of the Company, subject to adjustment, exercisable at the market value on February 28, 2002 for ten years. The option is fully vested in February 2003.