Form 10QSB
period 2002-03-31
UNIVEC INC
filed 2002-05-14
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

     As of May 11, 2002 the Issuer had 15,883,308 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                           UNIVEC, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX



PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - March 31, 2002                           3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three months ended
            March 31, 2002 and 2001                                            4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Three months ended
            March 31, 2002 and 2001                                            5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                8

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                    11

ITEM 2   CHANGES IN SECURITIES                                                11

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                      11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

ITEM 5   OTHER INFORMATION                                                    11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                     11

SIGNATURES                                                                    12

                                     PART I
                              FINANCIAL INFORMATION
Item 1:  Consolidated Financial Information
         UNIVEC, Inc. and Subsidiaries
         Consolidated Balance Sheet

                                                            March 31, 2002
                                                           ----------------
ASSETS:
Current assets:
Cash                                                         $    44,886
Accounts receivable                                              263,785
Inventory                                                        620,357
Equipment for sale                                               285,440
Other current assets                                             161,018
                                                             -----------
     Total current assets                                      1,375,486

Fixed assets, net                                                939,670
Goodwill                                                       1,774,119
Patented technology                                              554,543
Other assets                                                      86,140
                                                             -----------
     Total assets                                            $ 4,729,958
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                         $1,536,796
Current portion of capitalized lease obligation                  221,539
Deferred payroll-officers                                        628,636
Loans payable-stockholders/officers                              132,140
Notes and loans payable-current                                  371,021
Other current liabilities                                         31,645
                                                             -----------
     Total current liabilities                                 2,921,777

Notes and loans payable                                          298,852
                                                             -----------
     Total liabilities                                         3,220,629
                                                             -----------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 3,745,500 authorized;
      issued and outstanding:  none
     Series A 8% cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2,072 shares (aggregate liquidation
      value: $2,801,860)                                               2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 175 shares (aggregate liquidation value:
      $255,642)                                                        1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $289,306)                                                 1
     Series D 5% cumulative convertible preferred stock,
      $.001 par value; authorized:  1,250,000; issued and
      outstanding:  104,167 shares (aggregate liquidation value:
      $252,361)                                                      104
     Common stock $.001 par value; authorized: 75,000,000 shares;
      issued and outstanding: 15,883,308                          15,884
     Additional paid-in capital                               10,089,067
     Accumulated deficit                                      (8,595,730)
                                                             ------------
     Total stockholders' equity                                1,509,329
                                                             ------------
     Total liabilities and stockholders' equity              $ 4,729,958
                                                             ============

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)



                                                           Three months ended March 31,
                                                         ------------------------------
                                                           2002               2001
                                                         ---------         -----------
Revenues:
  Product sales                                           $593,412         $   541,476
  Other sales                                               57,577
  Technology sales                                                             804,000
                                                         ----------         ----------
     Total revenues                                        650,989           1,345,476
                                                         ----------         ----------
Expenses:
  Cost of sales                                            572,950             708,420
  Marketing and selling                                    232,804             254,828
  Product development                                        1,892              22,168
  General and administrative                               286,148             211,526
  Interest expense, net                                     17,055              52,230
  Other income                                            (202,385)
                                                         ----------         ----------
     Total expenses                                        908,464           1,249,172
                                                         ----------         ----------
      Net income (loss)                                   (257,475)             96,304

Dividends attributable to preferred stock                  (49,182)            (47,403)
                                                         ----------         ----------
Income (loss) attributable to common stockholders        $(306,657)         $   48,901
                                                         ==========         ==========
Share information:
      Basic net income (loss) per share                  $    (.02)         $      .01
                                                         ==========         ==========
      Diluted net income (loss) per share                                   $      .01
                                                                            ==========

Weighted-average number of shares outstanding:
  Basic                                                  14,897,646          6,496,302
                                                         ==========         ==========
Diluted                                                                     10,338,123
                                                                            ==========


The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                     Three months ended March 31,
                                                            -----------------------------------------------
                                                                 2002                              2001
                                                               --------                           -------
Cash flows from operating activities:
Net (loss) income                                           $  (257,475)                          $ 96,304
Adjustments to reconcile net (loss) income  to net cash
   (used in) provided by operating activities:
   Issuance of shares and options for services                   72,087                             18,332
   Depreciation                                                  62,063                             83,107
   Write-off of accounts payable                               (111,339)                           (21,443)
Changes in assets and liabilities, net of effects from
   acquisition:
   Accounts receivable                                          405,385                            (79,861)
   Due from factor                                               (4,302)                           (45,116)
   Inventory                                                   (125,507)                             3,225
   Equipment for sale                                                                              130,408
   Other current assets and other assets                        (21,714)                           (54,305)
   Accounts payable and accrued expenses                       (264,176)                            93,637
   Other current liabilities                                      6,358
   Deferred payroll-officers                                    109,615                             48,520
   Deposit payable                                                                                (160,000)
                                                           ------------                         ----------
      Net cash (used in) provided by operating activities      (129,005)                           112,808
                                                           ------------                         ----------

Cash flows from investing activities:
   Investment in TWT (net of cash acquired of $31 and
    notes payable of $37,888 and $60,000)                       (80,226)
   Purchases of fixed assets                                    (22,422)
                                                           ------------                         ----------
        Net cash (used in) investing activities                (102,648)
                                                           ------------                         ----------

Cash flows from financing activities:
   Proceeds from sale of securities                             250,000
   Proceeds from loans payable-stockholders/ officers           114,140
   Proceeds from exercise of options                             39,550
   Payments of notes and loans payable                         (122,167)
   Payments of capitalized lease obligation                     (27,187)                           (27,187)
   Proceeds from notes and loans payable                                                             2,979
                                                           ------------                         ----------
      Net cash (used in) provided by financing activities       254,336                            (24,208)
                                                           ------------                         ----------
      Net increase in cash                                       22,683                             88,600

Cash, beginning of period                                        22,203                             28,177
                                                           ------------                         ----------
Cash, end of period                                          $   44,886                          $ 116,777
                                                            ===========                         ==========


The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations:

         Univec, Inc. (Company) produces, licenses and markets technology and medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI) provides marketing and fulfillment services of pharmaceutical samples for pharmaceutical manufacturers. Thermal Waste Technologies, Inc. (TWT) manufactures and markets a patented medical waste disposal unit.

2. Summary of Significant Accounting Policies:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended December 31, 2001. Interim results are not necessarily indicative of the results for a full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Net Income (Loss) Per Share:

    Basic net income (loss) per share was computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share was computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the three months ending March 31, 2001. Dilutive common equivalent shares consisted of common shares issuable upon exercise of stock options using the treasury stock method. For 2001, an adjustment was made for the purposes of per share computations to decrease net income available to common stockholders for the dividends attributable to preferred stock of $47,403. Dilutive net loss per share for the 2002 period has not been presented because it was anti-dilutive.

    For 2002 and 2001, a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share was as follows:

                                                                              2002             2001
                                                                             ------            -----

Basic weighted-average number of shares outstanding                        14,897,646         6,496,302

Effects of dilutive common equivalents
         Conversion of preferred shares                                                       3,754,075
         Exercise of stock options outstanding                                                   87,746
                                                                           ----------        ----------
Diluted weighted-average number of shares outstanding                      14,897,646        10,338,123
                                                                           ==========        ==========

4. Acquisition of Thermal Waste Technologies, Inc.

         On February 28, 2002 the Company acquired all of the outstanding shares of Thermal Waste Technologies, Inc. (TWT). As a result of the acquisition, the Company expects to broaden its product base and increase sales and services.

         The aggregate purchase price was $660,386, consisting of 620,000 shares of common stock, warrants to purchase 1,080,145 shares of common stock of the Company, the assumption of notes payable of $60,000 and expenses of $118,145. The warrants are exercisable at $.01, per share, through February 2012. The notes are payable in June 2004 and interest is payable quarterly, at 10%, per annum. Included in expenses were $37,888 to a company owned by two officers of the Company. The value of the common shares and warrants issued were determined based on the market price of the Company's common shares on the date of the acquisition, less the exercise price of the warrants.

         The acquisition was accounted for under the purchase method of accounting as required under the recently issued Statement of Financial Accounting Standards No. 141, Business Combinations. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of TWT at their respective fair values as of the closing date, based on preliminary valuations. The estimated fair value of the assets acquired and liabilities assumed were as follows:

           Cash                                           $      31
           Accounts Receivable                                2,424
           Other Assets                                      89,582
           Patented Technology                              554,543
           Inventory                                         52,068
           Fixed Assets                                      39,944
           Accounts Payable and Accrued Expenses            (73,841)
           Other Current Liabilities                         (4,365)
                                                          ---------
                            Purchase price                 $660,386
                                                          =========

         The patented technology has been accounted for under the recently issued Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangibles.

         The operations of TWT for March 2002 have been included in the statement of operations.

5. Stockholders Equity:

         In March 2002, the Company issued 155,556 shares of common stock at $.225, per share, to a consultant for services rendered to the Company, valued at $35,000.

6. Loans Payable

         In March 2002, the Company borrowed $4,000 from an officer/director, without specific payment terms or interest.

7. Other Income

         In March 2002, other income included the settlement of litigation with a former supplier and related settlement of legal fees.

8. Subsequent Events

         In April 2002, the Company borrowed a total of $124,000 from an officer/director, without specific payment terms or interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations

                                                  Three months ended
                                                       March 31,
                                     -----------------------------------------
                                         2002            2001          change
                                     -----------    ------------    ----------

Net Sales                             $  650,989     $1,345,476        (52%)

Cost of Sales                            572,950        708,420        (19%)
                                     ------------   ------------
Gross Margin                              78,039        637,056        (88%)

Marketing Expense                        232,804        254,828        ( 9%)

Product Development                        1,892         22,168        (91%)

General and
 Administrative                          286,148        211,526         35%

Interest Expense, Net                     17,055         52,230        (67%)

Other Income                            (202,385)

                                      -----------     ----------

Net Income (Loss)                      $(257,475)    $   96,304        (367%)
                                      ===========    ===========


         Net sales decreased by $694,487 (52%) for the three months ended March 31, 2002 as compared to the comparable period ended March 31, 2001, primarily as a result of the sales of technology during the 2001 period. Univec product sales alone showed an increase of $45,186, primarily due to increased efforts in the domestic sale of the Company's patented sliding sheath syringe. The Company is concentrating on both sales of product and on licensing of the technology of its proprietary locking clip syringe. In addition, the Company is focusing on the marketing of the sliding sheath syringe designed to protect healthcare workers from accidental needle-stick injury, and its new products and services.

         Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes sold were produced by the Company's contract manufacturers.

         Sales by Physicians and Pharmaceutical Services, Inc. (PPSI) totaling $57,577, comprised 9% of the Company's total sales and consisted of fees for services provided through efficient fulfillment and tracking of pharmaceutical prescription sampling to physicians.

         As a result of the sales of technology during 2001, the Company anticipates receiving the first royalties from the sales of product by the licensee by the end of the second quarter of 2002.

         As a result of the acquisitions of PPSI and TWT, the Company expects to broaden its product base and increase sales and services.

         Gross margin for the three months ended March 31, 2002 decreased from 47% in 2001 to 12% in 2002, primarily resulting from the sales of technology in 2001. Gross margin based on Univec product sales alone for the three months ended March 31, 2002 decreased from 18% in 2001 to 7% in 2002. The decrease in gross margin is the result of the continuation of the impact of delays of shipments on contracts stemming back to the September 11, 2001 attack on the United States. As a result of this incident, contracts negotiated during 2001 were shipped in 2002 and required additional freight-in and air freight charges. This increase was related to the nature and timing of the contracts, and when combined with a reduction in selling price of the product to a more competitive price, resulted in a significant reduction in gross margin. As the Company continues to increase sources of production at a more favorable cost and eliminate the requirement for additional freight, gross margin will recover and improve.

         Marketing costs in 2002 decreased $22,024 (9%) as compared to the 2001 period. This decrease is primarily the result of decreases in sample costs, shipping expense, and sales commissions, offset in part by increases in marketing consulting expense, trade show participation, and selling salaries, related to developing a domestic market for both existing products and the new sliding sheath/needle stick prevention device for syringes.

         Product development expense for the period ended March 31, 2002 decreased by $20,276 (91%) as compared to 2001, resulting primarily from a decrease in patent legal fees. As the Company continues to focus on marketing and sales of existing and new products, product development expense will continue to remain relatively low.

         General and administrative costs for the three month period in 2002 increased $74,622 (35%) as compared to 2001, primarily resulting from increases in wages due to new employment agreements in connection with the recent acquisitions, and increases in professional fees, including audit expense and consulting agreements, offset in part by the settlement of litigation and related legal fees.

         Interest expense, net decreased by $35,175 (67%) during the three months ending March 31, 2002 as compared to 2001, resulting from a decrease in factoring expense and a decrease in interest expense of approximately $11,000 related to the 2001 letters of credit bank charges.

         Net loss for the period ending March 31, 2002, increased by $353,779 (367%) as compared to 2001. The net gain for the period ending March 31, 2001 is inclusive of the sales of technology as well as a write-off to accounts payable of $21,443. Net loss for the three months ending March 31, 2002 includes a settlement of litigation and related legal fees.

Liquidity and Capital Resources

         The Company's working capital deficit increased from $1,452,872 at December 31, 2001, to a deficit of $1,546,291 at March 31, 2002, primarily resulting from a decrease in accounts receivable, offset by increases in inventory and accounts payable.

         Net cash used in operating activities for the three month period ending March 31, 2002, decreased by $241,813 primarily due to the net loss for the 2002 period as compared to the net gain resulting from the sale of technology during the 2001 period.

         Net cash used in investing activities resulted primarily from the acquisition of TWT in 2002.

         Net cash provided by financing activities increased by $278,544 from a use of $24,208 to a source of $254,336 for the three months ending March 31, 2002 and 2001, respectively, resulting from the proceeds of loans from stockholders/officers of $114,140, the sale of preferred stock of $250,000, and the exercise of options of $39,550, offset in part by repayment of notes and loans of $122,167.

         With the marketing and sale of existing safety syringes and the Demolizer, including sales of technology, license royalties, and marketing services for pharmaceutical companies, the Company anticipates that operating activities will generate a positive cash flow in the year 2002. The Company is seeking additional equity financing that, if received, will dilute existing shareholders. The continued delisting of the Company's common stock from the Nasdaq Smallcap Market may hamper the Company's ability to raise equity.

Forward Looking Statements

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of the Company's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in the Company's SEC reports and its Registration Statements.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         There has been no further activity on the litigation matters, other than the settlement discussed in the notes.

Item 2.  Changes in Securities

         During the quarter ended March 31, 2002, the Company issued 250,000 stated amount of its Series D Convertible Preferred Stock for proceeds of $250,000. The Series D Preferred Shares were issued to a sophisticated investor in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote by Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  3(i) Certificate of Designation of Series D Convertible Preferred Stock.

                  3(ii) Amended Restated By-laws.

         (b) Reports on Form 8-K

         A Form 8-K was filed on January 3, 2002, reporting the acquisition by the Company of PPSI pursuant to a Stock Purchase Agreement effective December 31, 2001.

         A Form 8-K was filed March 11, 2002, reporting the acquisition by the Company of Thermal Waste Technology ("TWT") pursuant to a Stock Purchase Agreement effective February 28, 2002.

         A Form 8-K was filed March 18, 2002, including the audited financial statements of PPSI and the pro forma consolidated condensed financial statement required pursuant to the PPSI acquisition.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: May 11, 2002                            By: /s/ David Dalton
                                              ----------------------------------
                                               David Dalton
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Dated: May 11, 2001                            By: /s/ Richard Hershman
                                             ----------------------------------
                                               Richard Hershman
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer through the
                                               Services Agreement with Allegent
                                               Growth Strategies International)