Form 10QSB
period 2002-06-30
UNIVEC INC
filed 2002-08-12
CIK 1029825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                               Yes  [X]    No [ ]

     As of August 9, 2002, the Issuer had 15,883,308 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes  [ ]    No [X]

                          UNIVEC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX

PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - June 30, 2002                           3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three months and
            six months ended June 30, 2002 and 2001                           4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Six months ended
            June 30, 2002 and 2001                                            5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         8

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                   11

ITEM 2   CHANGES IN SECURITIES                                               11

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                     11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5   OTHER INFORMATION                                                   11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                    11

SIGNATURES                                                                   12

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                                  June 30, 2002
                                                                  -------------
ASSETS:
Current assets:
Cash                                                               $     33,668
Accounts receivable                                                     425,642
Due from factor                                                          14,250
Inventory                                                               465,545
Technology equipment for sale                                           251,717
Other current assets                                                    153,544
                                                                   ------------
     Total current assets                                             1,344,366

Fixed assets, net                                                       672,540
Goodwill                                                              1,774,119
Acquired technology                                                     554,543
Other assets                                                             70,582
                                                                   ------------
     Total assets                                                  $  4,416,150
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses                              $  1,294,549
Current portion of capitalized lease obligation                         194,351
Deferred payroll-officers                                               230,736
Loans payable-stockholders/officers                                     255,146
Notes and loans payable-current                                         353,581
Other current liabilities                                                31,645
                                                                   ------------
     Total current liabilities                                        2,360,008

Notes and loans payable                                                 403,246
                                                                   ------------
     Total liabilities                                                2,763,254
                                                                   ------------
STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: 2072 shares (aggregate liquidation
      value: $2,843,300)                                                      2
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 175 shares (aggregate liquidation
      value: $257,830)                                                        1
     Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value: $292,431)                                                        1
     Series D 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,250,000; issued and
      outstanding: 104,167 shares (aggregrate liquidation
      value: $255,486)                                                      104
     Common stock $.001 par value; authorized: 75,000,000 shares;
      issued and outstanding: 15,883,308                                 15,884
     Additional paid-in capital                                      10,089,068
     Accumulated deficit                                             (8,452,164)
                                                                   ------------
     Total stockholders' equity                                       1,652,896
                                                                   ------------
     Total liabilities and stockholders' equity                    $  4,416,150
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

                                                                Three months ended June 30,            Six months ended June 30,
                                                              -------------------------------       -------------------------------
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Revenues:
 Product sales                                                $    733,027       $    756,256       $  1,325,889       $  1,297,732
 Service income                                                                                           58,126
 Technology sales                                                  130,000                               130,000            804,000
                                                              ------------       ------------       ------------       ------------
     Total revenues                                                863,027            756,256          1,514,015          2,101,732
                                                              ------------       ------------       ------------       ------------

Expenses:
  Cost of sales                                                    601,719            590,281          1,174,670          1,298,701
  Marketing                                                        135,385            182,722            368,189            437,549
  Product development                                               22,623             27,787             24,515             49,955
  General and administrative                                       257,575            163,422            543,722            374,949
  Interest expense, net                                             30,894             37,497             47,949             89,727
  Settlement of litigation                                                                              (202,385)
  Loss on sale of equipment                                        100,414                               100,414
  Forgiveness of deferred payroll                                 (429,150)                             (429,150)
                                                              ------------       ------------       ------------       ------------
     Total  expenses                                               719,460          1,001,709          1,627,924          2,250,881
                                                              ------------       ------------       ------------       ------------

     Net Income (loss)                                             143,567           (245,453)          (113,909)          (149,149)

Dividends attributable to preferred stockholders                   (49,878)           (47,403)           (99,060)           (94,806)
                                                              ------------       ------------       ------------       ------------

Income (loss) attributable to common stock                    $     93,689       $   (292,856)      $   (212,969)      $   (243,955)
                                                              ============       ============       ============       ============
Share information:
   Basic net income (loss) per share                          $        .01       $       (.04)      $       (.01)      $       (.04)
                                                              ============       ============       ============       ============

   Diluted net income per share                               $        .01
                                                              ============

Weighted average number of shares outstanding:
    Basic                                                       15,883,308          6,543,328         15,393,200          6,519,945
                                                              ============       ============       ============       ============

    Diluted                                                     22,529,137
                                                              ============

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                            Six months ended June 30,
                                                            -------------------------
                                                               2002           2001
                                                            ---------      ----------
Cash flows from operating activities:
Net loss                                                    $(113,909)     $(149,149)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Issuance of shares and options for services                 72,088         20,132
   Depreciation                                               131,798        162,760
   Write-off of accounts payable                             (111,339)       (21,443)
   Loss on sale of equipment                                  100,414
   Forgiveness of deferred payroll                           (429,150)

Changes in assets and liabilities, net of effects
 from acquisition:
   Accounts receivable                                        239,226        (54,243)
   Due from factor                                            (14,250)       174,747
   Inventory                                                   29,305         42,672
   Equipment for sale                                                        130,408
   Other current assets and other assets                        1,318        (74,871)
   Accounts payable and accrued expenses                     (506,423)       (85,249)
   Other current liabilities                                    6,358
   Deferred payroll-officers                                  140,865         25,143
   Deposit payable                                                           (88,000)
                                                            ---------      ---------
      Net cash (used in) provided by operating activities    (453,699)        82,907
                                                            ---------      ---------

Cash flows from investing activities:
   Proceeds from sale of equipment                            130,706
   Investment in TWT (net of cash acquired of $31
    and notes payable of $37,888 and $60,000)                 (80,226)
   Purchase of fixed assets                                   (22,424)       (26,000)
                                                            ---------      ---------
      Net cash provided by (used in) investing activities      28,056        (26,000)
                                                            ---------      ---------

Cash flows from financing activities:
   Proceeds from sale of securities                           250,000
   Proceeds from loans payable-stockholder/officer            237,450
   Proceeds from exercise of options                           39,550
   Payments of notes and loans payable                        (58,103)
   Payments of capitalized lease obligations                  (54,375)       (75,931)
   Proceeds from notes and loans payable                       22,586         38,692
                                                            ---------      ---------
      Net cash provided by (used in) financing activities     437,108        (37,239)
                                                            ---------      ---------
      Net increase in cash                                     11,465         19,668

Cash, beginning of period                                      22,203         28,177
                                                            ---------      ---------
Cash, end of period                                         $  33,668      $  47,845
                                                            =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.  Nature of Operations:

         Univec, Inc. (Company) is an integrated licensing, manufacturing and marketing company dedicated to providing safer health products to patients and caregivers worldwide. The Company produces auto-disable and safety syringes. Physician and Pharmaceutical Services, Inc. (PPSI) provides marketing and physician sampling services for pharmaceutical manufacturers. Thermal Waste Technologies, Inc. (TWT) manufacturers and markets a patented medical waste disposal unit.

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

3.  Net Income (Loss) Per Share:

         Basic net income (loss) per share was computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share was computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the three months ending June 30, 2002. Dilutive common equivalent shares consisted of common shares issuable upon the assumed exercises of certain stock options using the treasury stock method and the assumed conversions of all the preferred stock. For 2002, an adjustment was made for purposes of per share diluted computations to increase net income available to common shareholders for the dividends attributable to preferred stock of $49,878. Certain other options were not assumed exercised because inclusion would be anti-dilutive due to the exercise price being higher than the stock price used in the computation. Dilutive net loss per share for the six month period ending June 30, 2002 and for the 2001 periods has not been presented because they were anti-dilutive.

For the three months ended June 30, 2002, a reconciliation of the shares used in the computation of diluted net income per share was as follows:

Basic weighted-average number
 of common shares outstanding                                         15,883,308

Effects of dilutive common equivalents
 Conversions of preferred shares                                       5,495,163
 Exercises of stock options outstanding                                1,150,666
                                                                      ----------

Diluted weighted-average number of common
 shares and common equivalent shares outstanding                      22,529,137
                                                                      ==========

4.  Warrants:

         On April 24, 2002, the Company's Redeemable Common Stock Purchase Warrants expired without being exercised.

5.  Loans Payable:

         In May 2002, the Company borrowed $24,000 from an officer/director, without specific payment terms or interest, and repaid this amount in July 2002.

         In May 2002, the Company borrowed $55,000 from a vendor, payable on September 30, 2002 with interest at $12%, per annum.

6.  Deferred Payroll-Officers:

         In May 2002, the Company's Chairman of the Board of Directors resigned for health reasons and terminated his employment agreement, but will provide consulting services to the Company.

         The Company's Chairman and another officer have forgiven their deferred payroll through June 30, 2002. During the quarter ended June 30, 2002, the Company recognized the forgiveness as income in the amount of $429,150, including $100,000 included in the quarter ended March 31,2002, and no payroll has been accrued for the quarter ended June 30, 2002.

7.  License Agreements:

         In June 2002, the Company granted a ten year license to a vendor for a non-exclusive right to manufacture and sell one of the Company's products in exchange for $100,000, plus royalties on sales, payable quarterly.

8.  Sale of Equipment:

         In June 2002, the Company sold equipment to a supplier for an aggregate sales price of $130,706.

9.  Subsequent Events:

         In July 2002, the Company borrowed $10,000 and $25,000 from two directors, without specific payment terms or interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                                                Condensed Consolidated Results of Operations

                                       Three months ended                             Six months ended
                                            June 30,                                      June 30,
                            -----------------------------------------     ------------------------------------------
                                2002           2001         change            2002           2001          change
                            -----------    -----------    -----------     -----------    -----------     -----------
Net Sales                   $   863,027    $   756,256          14%       $ 1,514,015    $ 2,101,732          (28%)

Cost of Sales                   601,719        590,281           2%         1,174,670      1,298,701          (10%)
                            -----------    -----------                    -----------    -----------
Gross Profit                    261,308        165,975          57%           339,345        803,031          (58%)

Marketing Expense               135,385        182,722         (26%)          368,189        437,549          (16%)

Product Development              22,623         27,787         (19%)           24,515         49,955          (51%)

General and
 Administrative                 257,575        163,422          58%           543,722        374,949           45%

Interest Expense, Net            30,894         37,497         (18%)           47,949         89,727          (47%)

Settlement of Litigation                                                     (202,385)

Loss on Sale of Equipment       100,414                                       100,414

Forgiveness of Deferred
  Payroll                      (429,150)                                     (429,150)
                            -----------    -----------                    -----------    -----------
Net Income (Loss)           $   143,567    $  (245,453)        158%       $  (113,909)   $  (149,149)          24%
                            ===========    ===========                    ===========    ===========

         Net sales, including the sales of technology, for the three month period ending June 30, 2002 increased by $106,771 (14%) as compared to the comparable 2001 period, primarily resulting from the sale of technology of $130,000 which includes revenues resulting from the 2001 licensing agreement. Univec's product sales alone for the three months ending June 30, 2002 decreased by $52,839 (7%). United States sales showed positive sales for Univec new products.

         Sales for the six months ending June 30, 2002 decreased by $587,717 (28%) as compared to the 2001 period, primarily due to the large sale of technology during the 2001 period. Product sales increased by $28,157 (2%).

         Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes sold were produced by the Company's contract manufacturers. The Company is concentrating on both sales of product and licensing of the technology of its proprietary locking clip syringe, in addition to focusing on the marketing of its new products, including the sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. Sales of new products, including the sliding sheath syringe, medical disposal products, and sales by Physicians and Pharmaceutical Services, Inc. (PPSI), comprised 10% of total sales for the three month period ending June 30, 2002, and 14% of total sales for the 2002 six month period, without consideration of sales of technology.

         As a result of the acquisitions of PPSI and TWT, the Company has to broaden its product base and anticipates increased sales and services.

         Gross profit for the three and six months ending June 30, 2002 increased from 22% to 30% and decreased to 22% from 38%, respectively, as compared to the comparable periods in 2001, primarily due to the effect of sales of technology during both periods. Gross profit on product sales alone for the three month period ending June 30, 2002 was 18%, a decrease when compared to the 2001 period of 22%, however, demonstrates a marked upward trend when compared to the gross margin of 9% for the year ended December 31, 2001, and 12% for the three months ended March 31, 2002. These increases were achieved through increased United States sales and utilization of contract manufacturers for the production of syringes in combination with a significant decrease in freight costs and decreases in direct labor, offset in part by a reduction in selling price to a more competitive market price.

         Marketing costs decreased $47,337 (26%) and $69,360 (16%) over the comparable three and six month periods, respectively, ending June 30, 2002. These decreases were primarily the result of a significant decrease in freight expense, offset in part by increases in marketing consultant expenses and inventory storage fees. A substantial reduction is attributable to a reduction of salary expense resulting from the termination of an employment contract by an officer/director of the Company and the forgiveness of deferred payroll by two officer/directors.

         Product development expense for the three and six month periods ending June 30, 2002 decreased by $5,164 (19%) and $25,440 (51%), respectively, over the comparable periods for 2001. These decreases were the result of decreased expenditures for patent legal fees. As the Company continues to focus on marketing and sales of existing new products, product development expense will continue to remain relatively low.

         General and administrative costs for the three and six month period ending June 30, 2002 increased $94,153 (58%) and $168,773 (45%), respectively, primarily resulting from increases in consulting fees and accounting expense partly related to the integration of the acquired companies, offset in part, by a decrease in wages resulting from the cancellation of an employment contract and the forgiveness of deferred payroll by two officer/directors of the Company.

         Interest expense, net decreased by $6,603 (18%) and $41,788 (47%) during the three and six months ending June 30, 2002, as compared to the 2001 periods, as a result of a decrease in factoring expense in combination with a decrease of approximately $11,000 in interest fees resulting from a letter of credit transaction in 2001.

         Net income (loss) for the three and six month periods ending June 30, 2002 increased by $389,020 (158%) and $35,240 (24%), respectively, as compared to the 2001 period, primarily resulting from the forgiveness of deferred payroll and settlement income in 2002, offset by the sale of technology in 2001. The forgiveness of deferred payroll will facilitate growth of the Company by allowing capital to be used for production and marketing expenses during this growth period, rather than for management salaries.

Liquidity and Capital Resources

         The Company's working capital improved from a deficit of $1,452,872 at December 31, 2001, to a deficit of $1,015,642 at June 30, 2002, primarily resulting from forgiveness of deferred payroll and the sales of technology and equipment.

         Net cash used in operating activities increased by $536,606 for the period ended June 30, 2002, primarily due to the decrease in accounts payable partially offset by the decrease in accounts receivable.

         Net cash provided by (used in) investing activities for the six month period ending June 30, 2002 increased by $54,056 primarily due to the proceeds from the sale of equipment offset by the acquisition of TWT in 2002.

         Net cash provided by financing activities increased by $474,347 during the six month period ending June 30, 2002 resulting from the proceeds of loans from a stockholder/officer of $237,450, the sale of preferred stock of $250,000, and the exercise of options of $39,550, offset in part by repayment of notes, loans and capitalized lease of $112,478.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Section 906 Certification

      (b) The Company did not file any reports on Form 8-K during the three months ending June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNIVEC, INC.

Dated: August 9, 2002                          By: /s/ David Dalton
                                               ---------------------------------
                                               David Dalton
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Dated: August 9, 2002                          By: /s/ Marla Manowitz
                                               ---------------------------------
                                               Marla Manowitz
                                               Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

Exhibit Item 6

I, Dr David Dalton, Chief Executive Officer, and I, Ms. Marla Manowitz, Chief Financial Officer, of Univec, Inc., certify, pursuant to 18 U.S.C. Section 1350,
                                                         ==                =====
as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30,2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Univec, Inc.


Dated: August 9, 2002

                                     -----------------------------------------
                                     Dr. David Dalton, Chief Executive Officer


                                     -------------------------------------------
                                     Ms. Marla Manowitz, Chief financial Officer