Form 10QSB
period 2002-09-30
UNIVEC INC
filed 2002-11-19
CIK 1029825

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2002

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


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                  -----   -----

     As of November 18, 2002, the Issuer had 31,064,808 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                          UNIVEC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX






PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - September 30, 2002                    3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three months and
          Nine months ended September 30, 2002 and 2001                     4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Nine months ended
          September 30, 2002 and 2001                                       5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS         7

ITEM 3   CONTROLS AND PROCEDURES                                            10

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                  11

ITEM 2   CHANGES IN SECURITIES                                              11

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                    11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

ITEM 5   OTHER INFORMATION                                                  11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                  12

                                     PART I
                              FINANCIAL INFORMATION
Item 1:  Consolidated Financial Information
UNIVEC, Inc. and Subsidiaries
Consolidated Balance Sheet
                                                      September 30, 2002
                                                      ------------------
                                     ASSETS
Current assets:
 Cash                                                        $    36,715
 Accounts receivable                                             535,964
 Inventories                                                     426,149
 Technology equipment for sale                                   251,717
 Other current assets                                            122,625
                                                             -----------
     Total current assets                                      1,373,170

Fixed assets, net                                                605,737
Goodwill                                                       1,774,119
Acquired technology                                              554,543
Other assets                                                      55,581
                                                             -----------
     Total assets                                            $ 4,363,150
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                       $ 1,372,141
 Current portion of capitalized lease obligation                 176,226
 Deferred payroll-officers                                       310,951
 Loans payable-stockholder/officer                                42,696
 Notes and loans payable-current                                 334,629
 Other current liabilities                                        48,086
                                                             -----------
     Total current liabilities                                 2,284,729

Loans payable-stockholders/officers                              223,450
Notes and loans payable                                          403,246
                                                             -----------
     Total liabilities                                         2,911,425
                                                             -----------
STOCKHOLDERS' EQUITY
 Preferred stock $.001 par value; 4,995,500 authorized;
  issued and outstanding:  none
 Series A 8% Cumulative convertible preferred stock,
  $.001 par value; authorized: 552 shares; issued
  and outstanding: 124 shares (aggregate liquidation value:
  $46,159)                                                             1
 Series B 5% cumulative convertible preferred stock,
  $.001 par value; authorized: 1,000 shares; issued and
  outstanding: 175 shares (aggregate liquidation value:
  $260,018)                                                            1
 Series C 5% cumulative convertible preferred stock,
  $.001 par value; authorized: 1,000 shares; issued and
  outstanding: 250 shares (aggregate liquidation
  value: $295,556)                                                     1
 Series D 5% cumulative convertible preferred stock,
  $.001 par value; authorized: 1,250,000; issued and
  outstanding: 104,167 shares (aggregate liquidation value:
  value: $258,611)                                                   104
 Common stock $.001 par value; authorized: 75,000,000
  shares; issued and outstanding: 19,892,308                      19,892
 Additional paid-in capital                                   10,085,061
 Accumulated deficit                                          (8,653,335)
                                                             ------------
     Total stockholders' equity                                1,451,725
                                                             ------------
     Total liabilities and stockholders' equity              $ 4,363,150
                                                             ============

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)


                               Three months ended          Nine months ended
                                  September 30,             September 30,
                              ---------------------   --------------------------
                                 2002        2001         2002         2001
                               --------    --------    ----------    ----------
Revenues:
 Product sales                $ 621,664   $ 713,509   $ 2,028,034   $ 2,011,240
 Service income                  10,000        -           68,126          -
 Technology sales                80,481        -          130,000       804,000
                               --------    --------    ----------    ----------
    Total  revenues             712,145     713,509     2,226,160     2,815,240
                               --------    --------    ----------    ----------
Expenses:
 Cost of sales                  608,630     634,263     1,783,298     1,932,964
 Marketing                       75,571     129,583       443,889       567,131
 Product development              9,519      20,584        34,034        70,538
 General and administrative     199,183     145,100       742,570       541,492
 Interest expense, net           20,621      33,634        68,569       123,362
 Settlement of litigation          -           -         (202,385)         -
 Loss on sale of equipment         -           -          100,414          -
 Forgiveness of deferred payroll   -           -         (429,150)         -
 Write-off of accounts payable     -        (22,162)         -          (43,605)
                                --------    --------    ----------    ----------
    Total expenses              913,524     941,002     2,541,239     3,191,882
                                --------    --------    ----------    ----------
Net loss                       (201,379)   (227,493)     (315,079)     (376,642)

Dividends attributable to
 preferred stockholders          (8,438)    (47,312)     (107,498)     (142,118)
                                --------    --------    ----------    ----------
Loss attributable to common
 stock                        $(209,817)  $(274,805)  $  (422,577)  $  (518,760)
                               =========   =========    ==========    ==========
Share information:
 Basic and diluted net loss
 per share                    $    (.01)  $    (.04)  $      (.03)  $      (.08)
                               =========   =========    ==========    ==========

Weighted average number of
 shares outstanding:
    Basic                     16,667,678   6,653,300    15,822,694     6,564,885
                               =========   =========    ==========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)



                                                    Nine months ended
                                                       September 30,
                                             ---------------------------------
                                                  2002              2001
                                               ------------      ----------
Cash flows from operating activities:
Net loss                                       $ (315,079)       $ (376,642)
Adjustments to reconcile net loss to
 net cash (used in) provided by operating
 activities:
Issuance of shares and options for services        72,088            21,882
Depreciation                                      193,731           238,663
Write-off of accounts payable                    (111,339)           43,605
Loss on sale of equipment                         100,414              -
Forgiveness of deferred payroll                  (429,150)             -

Changes in assets and liabilities, net
 of effects from acquisition:
 Accounts receivable                              128,904           (36,586)
 Due from factor                                     -              211,535
 Inventories                                       68,701          (135,435)
 Equipment for sale                                  -              130,408
 Other current assets and other assets             47,238           (58,065)
 Accounts payable and accrued expenses           (428,831)           13,633
 Other current liabilities                         22,799              -
 Deferred payroll-officers                        221,080           112,075
 Deposit payable                                     -             (160,000)
                                               ----------         ---------
Net cash (used in) provided by
 operating activities                            (429,444)            5,073
                                               ----------         ---------
Cash flows from investing activities:
 Proceeds from sale of equipment                  130,706              -
 Investment in TWT (net of cash acquired of $31
  and notes payable of $37,888 and $60,000)       (80,226)             -
 Purchase of fixed assets                         (17,554)          (26,000)
                                               ----------         ---------
Net cash provided by (used in)
 investing activities                              32,926           (26,000)
                                               ----------         ---------
Cash flows from financing activities:
 Proceeds from sale of securities                 250,000              -
 Proceeds from loans payable-
  stockholder/officer                             223,450              -
 Proceeds from exercise of options                 39,550              -
 Payments of notes and loans payable             (100,451)             -
 Payments of capitalized lease obligations        (72,500)         (103,118)
 Proceeds from notes and loans payable             70,981           187,636
                                               ----------         ---------
Net cash provided by financing activities         411,030            84,518
                                               ----------         ---------
Net increase in cash                               14,512            63,591

Cash, beginning of period                          22,203            28,177
                                               ----------         ---------
Cash, end of period                            $   36,715        $   91,768
                                               ==========         =========



The accompanying notes are an integral part of the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations

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

2. Summary of Significant Accounting Policies

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

3. Net Loss Per Share

    Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three and nine months ended September 30, 2002 and 2001. Dilutive net loss per share has not been presented because it was anti-dilutive.

4. Series A Preferred Stock, Options and Warrants Exchange

         On September 13, 2002, a director of the Company exchanged 1,948 shares of Series A preferred stock and 5,858,858 outstanding common stock options for 4,009,000 shares of common stock.

5. Subsequent Events

     During October 2002 two officers/directors of the Company exchanged loans payable of $223,450 for 11,172,500 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

                                 Condensed Consolidated Results of Operations

                                 Three months ended                Nine months ended
                                   September 30,                      September 30,
                              -----------------------         -------------------------
                             2002       2001      change         2002       2001     change
                           --------   ---------   -------      --------    -------   ------

Net Sales                 $ 712,145   $ 713,509     (0%)      $2,226,160   $2,815,240 (21%)

Cost of Sales               608,630     634,263     (4%)       1,783,298    1,932,964  (8%)
                          ---------   ---------                ---------    ---------
Gross Profit                103,515      79,246     31%          442,862      882,276  (50%)

Marketing Expense            75,571     129,583    (42%)         443,889      567,131  (22%)

Product Development           9,519      20,584    (54%)          34,034       70,538  (52%)

General and
 Administrative             199,183     145,100     37%          742,570      541,492   37%

Interest Expense, Net        20,621      33,634    (39%)          68,569      123,362  (44%)

Settlement of Litigation                                        (202,385)

Loss on Sale of Equipment                                        100,414

Forgiveness of Deferred
  Payroll                                                       (429,150)

Write-off of Accounts
  Payable                               (22,162)                              (43,605)
                          ---------   ---------                ---------     --------
Net Loss                  $(201,379)  $(227,493)    11%       $ (315,079)  $ (376,642)  16%
                          =========   =========               =========     =========


     Net sales for the three month period ending September 30, 2002 decreased by $1,364 as compared to the comparable 2001 period.

         Sales for the nine months ending September 30, 2002 decreased by $589,080 (21%) as compared to the 2001 period, primarily due to the large sale of technology during the 2001 period, while product sales remained constant.

   Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. The majority of syringes sold were produced by the Company's contract manufacturers. The Company is concentrating on both sales of product and licensing of the technology of its proprietary locking clip syringe, in addition to focusing on the marketing of its new products, including the sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. Sales of new products, including the sliding sheath syringe, medical disposal products, and sales by Physicians and Pharmaceutical Services, Inc. (PPSI), comprised 12% of total sales for the three month period ending September 30, 2002, and 7% of total sales for the 2002 nine month period.

    As a result of the acquisitions of PPSI and TWT, the Company has broadened its product base and anticipates increased sales and services.

    Gross profit for the three ending September 30, 2002 increased to 15% from 11% over the comparable three month period in 2001. The gross profit for the nine months ending September 30, 2002 decreased to 20% from 31% as compared to the similar period in 2001. These changes are primarily due to the effect of sales of technology during both periods of 2001. Gross profit on product sales for the three month period ending September 30, 2002 was 2%, a decrease when compared to the 2001 period of 11%. However, the nine months ending September 30, 2002 product sales gross profit of 12% demonstrates a positive improvement over the 4% realized for the comparable period of 2001. This positive movement has been achieved through increased United States sales and utilization of contract manufacturers for the production of syringes in combination with a decrease in freight costs and decreases in direct labor, offset in part by a reduction in selling price to a more competitive market price.

   Marketing costs decreased $54,012 (42%) and $123,242 (22%) over the comparable three and nine month periods, respectively, ending September 30, 2002. These decreases were primarily the result of a significant decrease in freight expense, offset in part by increases in marketing consultant expenses and inventory storage fees. A substantial reduction is attributable to a reduction of salary expense resulting from the termination of an employment contract by an officer/director of the Company and the forgiveness of deferred payroll by two officer/directors.

   Product development expense for the three and nine month periods ending September 30, 2002 decreased by $11,065 (54%) and $36,504 (52%), respectively, over the comparable periods for 2001. These decreases were the result of decreased expenditures for patent legal fees. As the Company continues to focus on marketing and sales of existing new products, product development expense will continue to remain relatively low.

   General and administrative costs for the three and nine month period ending September 30, 2002 increased $54,083 (37%) and $201,078 (37%), respectively, primarily resulting from increases in consulting fees and accounting expense partly related to the integration of the acquired companies, offset in part, by a decrease in wages resulting from the cancellation of an employment contract and the forgiveness of deferred payroll by two officer/directors of the Company.

   Interest expense, net decreased by $13,013 (39%) and $54,793 (44%) during the three and six months ending September 30, 2002, as compared to the 2001 periods, as a result of a decrease in factoring expense in combination with a decrease of approximately $11,000 in interest fees resulting from a letter of credit transaction in 2001.

   Net loss decreased by $26,114 (11%) for the three month period ending September 30, 2002 and decreased $61,563 (16%) for the nine month period ending September 30, 2002 as compared to the 2001 period, primarily resulting from the forgiveness of deferred payroll and settlement income in 2002, offset by the sale of technology in 2001. The forgiveness of deferred payroll will facilitate growth of the Company by allowing capital to be used for production and marketing expenses, rather than for management salaries.

Liquidity and Capital Resources

   The Company's working capital improved from a deficit of $1,452,872 at December 31, 2001, to a deficit of $911,559 at September 30, 2002, primarily resulting from the forgiveness of deferred payroll, the sales of technology and equipment and the reclassification of $223,450 current loans payable shareholder/officer to long-term.

   Net cash used in operating activities increased by $434,517 for the period ended September 30, 2002, primarily due to the decrease in accounts payable and accrued expenses and foregiveness of deferred payroll, which were partially offset by a decrease in accounts receivable.

   Net cash provided by investing activities for the nine month period ending September 30, 2002 increased by $58,926, primarily due to the proceeds from the sale of equipment offset by the acquisition of TWT in 2002.

   Net cash provided by financing activities increased by $326,512 during the nine month period ending September 30, 2002 resulting from the proceeds of loans from stockholders/officers of $223,450, proceeds of notes and loans payable of $70,981, the proceeds from the sale of preferred stock of $250,000, and the exercise of options of $39,550, offset by repayment of notes, loans and capitalized lease of $172,951.

   With the marketing and sales of existing safety syringes and the Demolizer, including sales of technology, license royalties, and marketing services for pharmaceutical companies, the Company anticipates that cash used for operating activities will generate a need for additional liquidity sources in the year 2002. The Company is seeking commercial and private debt financing that, if received, will enable the Company to expand production and fund additional liquidity for an increased sales volume. The relatively low price and trading volume of the common shares together with the Company's "Bulletin Board" listing hampered the Company's ability to raise equity capital.

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

Item 3.  Controls and Procedures.

   Within 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

   There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

   There has been no further activity on the litigation matters.

Item 2.  Changes in Securities

         During the quarter ended September 30, 2002, the Company issued 4,009,000 shares of common stock to a former officer/director in exchange for 1,948 shares of Series A Preferred Stock and options to purchase 5,858,858 shares of common stock. These shares were issued in reliance on the exemption from registration afforded by Section 3(a)(9) or Section 4(2)of the Securities Act of 1933.

         During October 2002, the Company issued 11,172,500 shares of common stock to officers/directors in exchange for loans made to the Company of $223,450. These shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               None

      (b) The Company did not file any reports on Form 8-K during the three months ending September 30, 2002.

     The Company did file a Form 8-K and a Form 8K/A on November 6 and 14, 2002, respectively, due to the change in the Company's principal accountant

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: November 19, 2002                     By: /s/ David Dalton
                                           ----------------------------------
                                            David Dalton
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: November 19, 2002                      By: /s/ Michael A. Lesisko
                                            ----------------------------------
                                             Michael A. Lesisko
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

SECTION 302 CERTIFICATION

I, David Dalton, Chief Executive Officer, certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of Univec, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                                  By: /s/ David Dalton
                                                         -----------------------
                                                         David Dalton
                                                         Chief Executive officer

SECTION 302 CERTIFICATION

I, Michael Lesisko, Chief Financial Officer, certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of Univec, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                                 By: /s/ Michael Lesisko
                                                        -----------------------
                                                        Michael Lesisko
                                                        Chief Financial Officer

Exhibit Item 99.1



I, Dr David Dalton, Chief Executive Officer of Univec, Inc., certify, pursuant to 18 U.S.C.ss. 1350, as enacted byss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Univec, Inc.


Dated: November 19, 2002

                                       By: /s/ David Dalton
                                       -----------------------------------------
                                       Dr, David Dalton, Chief Executive Officer

Exhibit Item 99.2




I, Michael A. Lesisko, Chief Financial Officer, of Univec, Inc., certify, pursuant to 18 U.S.C.ss. 1350, as enacted byss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Univec, Inc.


Dated: November 19, 2002

                                     By: /s/ Michael A. Lesisko
                                     -------------------------------------------
                                     Michael A. Lesisko, Chief financial Officer