Form 10KSB
period 2002-12-31
UNIVEC INC
filed 2003-05-15
CIK 1029825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-KSB
                             ---------------------
/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
                   For the fiscal year ended December 31, 2002


/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ------------ to------------

Commission file number 0-22413


                                 UNIVEC, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                          11-3163455
  -------------------------------                         ------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

                                 22 Dubon Court
                              Farmingdale, NY 11735
                                 (631) 777-2000
           ----------------------------------------------------------
          (Address and telephone number of principal executive office)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Revenues for the issuer's most recent fiscal year were $2,887,510.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on May 5, 2003 was $672,322.
                            ---------------------
                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

  As of May 5, 2003 the issuer had 33,616,095 shares of common stock, $.001 par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     Part I

Item 1. Description of Business.

     UNIVEC, Inc. ("UNIVEC" or "the Company") is an integrated licensing, manufacturing, and marketing company dedicated to providing safer health products to patients and caregivers worldwide. Univec produces auto-disable and safety syringes and portable units for onsite disposal of medical and sharps waste. Univec also assists pharmaceutical companies in marketing, fulfillment, and tracking drug samples. The Company is a Delaware corporation incorporated on October 7, 1996, and the successor by merger to UNIVEC, Inc., a New York corporation, incorporated on August 18, 1992.

         On December 31, 2001 Univec, Inc., acquired Physician and Pharmaceutical Services, Inc., (PPSI) a company primarily engaged in promoting pharmaceutical company prescription samples to physicians. PPSI reduces the cost in the prescription-sampling channel by providing efficient fulfillment and tracking of prescription usage. PPSI's national network of pharmacies fills the sample prescription on a discounted fee and the Company's mail service fulfillment complements additional needs. PPSI's approach conforms to regulations requiring increased accountability and elimination of diversion of prescription samples, consequently reducing the exposure of physicians and pharmaceutical companies to potential liabilities and non-compliance penalties.

     On February 28, 2002 Univec acquired Thermal Waste Technologies, Inc., ("TWT"), a manufacturer of the "Demolizer," a patented medical waste disposal unit designed to eliminate carting of red bag and sharps waste in medical offices. The Demolizer, about the size of a small microwave oven, automatically converts red bag and sharps waste inside a sealed container into sterilized waste that can be discarded as ordinary solid waste. All waste is placed in a disposable one-gallon container that sits inside the unit, which contains the sterilizer and the anti-viral, anti-bacterial and anti-odor filtration system. The unit meets OSHA regulations and has passed efficacy testing performed by Stanford University, Leberco Testing Inc., and Valley Medical Laboratories under a protocol approved by the New York State Department of Health. The unit has also passed the "Microbial Survivability Test for Medical Waste Incinerator Emissions." The Demolizer is approved by state boards of health and departments of environment in 43 states, and is pending approval in two states.


     In 1997, Univec commenced production and sales of its 1cc AD-syringes (Auto-Disable Syringes), which are designed to make accidental or deliberate reuse difficult. The accidental or deliberate reuse of syringes is a frequent cause of the spread of the human immunodeficiency ("HIV") and hepatitis viruses, as well as other blood-borne pathogens. Univec has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") to market it's AD-Syringes in the United States.

     Univec believes that its 1cc difficult-to-reuse syringes are more effective than competitive syringes and that they are competitively priced. Univec also believes that it is the only company that markets an AD-Syringe with a 1cc barrel, which is ideal for dispensing accurate dosages of medicine (e.g., allergy, immunization and insulin medicines). It is more difficult to deliver up to a .95cc dosage accurately with a syringe barrel that is greater than 1cc. Univec does not know of any other company that offers a lcc aspirating syringe that can be locked. Healthcare workers need aspirating syringes to mix medications in the syringe barrel and inject medications intravenously. Furthermore, Univec believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs. Pursuant to programs of international relief agencies, Univec has shipped its lcc AD-Syringes to over 80 countries.

     Univec also manufactures and markets patented Sliding Sheath Syringes designed to protect patients and healthcare workers from needle stick injuries, in compliance with the Federal Needlestick Safety and Prevention Act of the United States government, and requirements of the Occupational Safety and Health Administration (OSHA). Univec has FDA approval for an extendible barrel sleeve syringe used in the sliding sheath syringes based on technology licensed by Univec.

     In addition, Univec has developed a Bifurcated Needle Safety Syringe specifically designed to comply with the Federal Needlestick Safety and Prevention Act of the United States government. Univec has been granted 510(k) clearance by the FDA. The device is intended for use in administering smallpox vaccines in response to potential bio-terrorist threats. The Needlestick Safety mandate requires all U.S. healthcare providers to evaluate and implement safer medical devices under their OSHA "Exposure Control Plans". All healthcare providers must now adopt safer devices to protect workers and others from needles potentially contaminated with blood borne pathogens such as hepatitis B, hepatitis C, and HIV.

    In general, this "safer device" rule applies in the normal course of operations, as well as in connection with any mass immunization program authorized by the federal government.

     Univec markets its AD-Syringes and Sliding Sheath Safety Syringes to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. Univec also licenses its patents and proprietary manufacturing processes relating to its 1cc AD-Syringe and other syringe designs.

Problems Associated With Traditional Disposable Syringes

     In developing countries, accidental or deliberate reuse of disposable syringes poses a serious risk of transmitting HIV-AIDS, hepatitis and other blood-borne pathogens. Relief agencies, including UNICEF and WHO, administered almost a billion immunizations to women and children through immunization programs in developing countries in 1998 and anticipate administering 3.5 billion immunizations by 2005. WHO reported that surveys carried out in four of its six regions indicated that up to a third of immunization injections were unsterile. Immunization injections account for less than 10% of injections administered within the health sector. The United Nations estimates that more than half of all non-immunization injections in developing countries are unsafe. According to WHO, an estimated 40.0 million adults and children worldwide are infected with HIV, 90% of who live in developing countries.

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

Needlestick Prevention

     Needlestick prevention devices are designed to prevent accidental puncture injuries to health care workers and patients before, during, and after the use of hypodermic syringes and needles. Statistics indicate that less than 1% of all reported HIV infections in the United States are attributed to needlestick injuries. The most prevalent needle stick prevention device, the extendible barrel sleeve, is not a substitute for features that render a syringe difficult-to-reuse; however, it can be combined with devices that make a syringe difficult-to-reuse. Needlestick prevention methods include:

     Retracting Needles retract the needle into the barrel after use. These devices are effective needlestick prevention devices; however, operators must manually trigger the retraction of needles. Retracting needle devices that automatically trigger with a single use of the syringe can render the syringe design difficult to reuse. However, such devices are costly to manufacture due to the complexity of the mechanics required to retract the needle.

     Self-Destruct Needles permit the needle to be collapsed or deformed into a shape which cannot result in a needlestick injury. Although self-destruct needle devices are mechanically simpler than retracting needle devices, less prone to malfunction and less costly to manufacture, such devices are effective only if the operator triggers the self-destruct feature.

     Extendible Barrel Sleeves enclose the barrel of the syringe in a second cylinder. The operator extends the sleeve before and after use to cover the tip of the needle. The extendible barrel sleeves often lock in the extended position after use. In virtually all designs, the operator of the syringe must manually extend the barrel sleeve after use. The sleeve does not prevent multiple use of the syringe before the operator encloses the barrel. However, extendible barrel sleeves are more cost-effective than the other alternatives and can be combined with a device that makes the syringe difficult to reuse.

UNIVEC Syringes

     Univec has developed a 1cc AD-Syringe for aspirating and non-aspirating applications, which are ideally suited for dispensing accurate dosages of allergy, immunization and insulin medicines. The Company's 1cc AD-Syringe can deliver dosages of up to .95cc. With the aspirating syringe, the UNIVEC locking clip does not limit the user's ability to withdraw and depress ("to aspirate") the plunger until the user locks the syringe voluntarily. With the non-aspirating syringe, the UNIVEC locking clip limits the user's ability to aspirate the plunger and locks the syringe passively.

     When the non-aspirating syringes are assembled, the syringe clip is placed on the ratcheted plunger in the position needed to limit dosage as desired. When the operator depresses the plunger, the clip travels down the barrel by an equal distance. Withdrawal of the plunger by any amount embeds the prongs into the barrel and the user cannot retract the plunger.

     Univec's 1cc non-aspirating syringe was developed for the needs of immunization programs. Using existing components, the Company can limit its non-aspirating syringe to any dosage between .05cc and .95cc.

     Univec's 1cc aspirating syringe works similarly to the non-aspirating model, except that the clip prongs do not engage the barrel until the operator withdraws the plunger completely. Once the operator does so, the clip catches a single ratchet and travels down the barrel as the plunger is depressed and the operator cannot withdraw the plunger.

     Univec's 1cc aspirating syringe was developed for healthcare workers, who need to mix medications in the syringe barrel and inject medicines intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs. The Company does not know of any other company that offers an aspirating syringe that can be locked.

     Univec is continuing to develop larger size, aspirating and non-aspirating syringes for sale to hospitals, health clinics, and relief agencies. In general, hospitals and health clinics use more of the larger size syringes than 1cc syringes. Hospitals and clinics will have the choice of a syringe barrel with or without an extendible barrel sleeve.

     Univec has licensed rights to a United States patent for a sliding sheath to function on all standard syringes. The Company believes that its licensed design for a safety syringe will compete successfully with the other safety syringes on the market. This design can be used on barrels of various sizes.

Marketing of Pharmaceutical Company Drug Samples to Physicians

     The PPSI online network provides better marketing and clinical integration information than traditional systems, and enables pharmaceutical companies to maintain market share when competing with generic drugs. The PPSI information system includes detailed information such as the individual sales representative, zip codes, DEA number, pharmacy and prescribing physician. The PPSI system provides pharmaceutical companies with an easy, safe way to offer free samples through physicians and increase their value to patients who benefit through savings on prescriptions. In addition, the PPSI system provides incentives for chain drug stores to stock the pharmaceutical products and for pharmaceutical companies to keep their products on managed care formularies within hospitals, correctional institutions, and nursing homes. The PPSI information system and clinical integration capability also provides a necessary service aiding government oversight. Pharmaceutical manufacturers spend over $16 billion a year for the marketing of products. PPSI's strategy is to provide flexible sample programs supported by technology to assist with distribution, dispensing, reporting, and clinical integration that maximizes the intent of appropriate sample model for marketing. PPSI out-sources its computer system applications to an industry leading provider.

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

Sales, Marketing and Distribution

     Univec has entered into several agreements with large United States based wholesalers for the support and expansion of distribution channels for nationwide delivery of the Univec product line.

     Univec has shipped its lcc AD-Syringes to over 80 countries. Univec intends to market its AD-Syringes and Safety-Shield syringes, as well as the Demolizer medical waste disposal system to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. Univec also licenses its patents and proprietary manufacturing processes relating to its 1cc AD-Syringes and other syringe designs. To stimulate demand for its safety syringes, Univec plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

     Univec also markets its drug sampling services to pharmaceutical companies desiring to maintain or expand market position.

     Univec markets the Demolizer medical waste disposal unit to healthcare practitioners that desire to reduce the liability for storing medical wastes on premises and that desire to reduce the costs associated with the carting of medical waste to central facilities for disposal. Such practitioners include Allergists, Pediatricians, Dermatologists, Dentists, Veterinarians, Corporate medical departments, Community Health Centers, City Health Departments, Correctional Institutions, Nursing Homes, Assisted Living Facilities, the U.S. Military, and U.S. and foreign Health Organization

Production

     Univec's lcc locking syringes are being assembled by contract manufacturers in the United States, China, Belgium, Portugal, and Korea. The Portuguese and United States manufacturers also mold the Company's proprietary syringe plungers. Univec owns stamping, assembly, and molding equipment at its U.S. contract manufacturer. Univec produces clip plunger assemblies to produce 1cc AD-Syringes at its Farmingdale, New York production facility. These assemblies are shipped to our contract manufacturers to produce Auto-Disable Syringes.

     Univec's syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by Univec. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Tyco, and other syringe manufacturers. Univec has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow-barreled, difficult-to-reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for some of the syringes sold by Univec have been manufactured by a Portuguese contract manufacturer. Univec has been successful through other sources worldwide in purchasing barrels to increase the overall production capacity. In addition, Univec continues to send clip plunger assemblies produced in the U.S. to syringe manufacturers around the world to also increase overall production. Univec continues to pursue alternate sources of supply for components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on Univec's business.

     The Demolizer is manufactured by a contract manufacturing facility in Connecticut.

Competition

     Univec's principal competition for syringes is from traditional disposable syringes. Becton-Dickinson, Tyco and Terumo control approximately 90% of the worldwide syringe market, and are substantially larger, more established and have significantly greater financial, sales and marketing, distribution, engineering, research and development and other resources than the Company. To Univec's knowledge, only Becton-Dickinson and Bader, a German machine tool manufacturer, distribute commercially a line of difficult-to-reuse syringes, none of which allow for aspiration. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT syringe were designed to dispense a dosage of .5cc only, whereas the UNIVEC 1cc locking clip syringe was designed to dispense dosages up to .95cc. Univec believes that UNIVEC syringes are more effective than competitors' difficult-to-reuse syringes and that the UNIVEC syringes are competitively priced. There can be no assurance that the major syringe manufacturers or others will not commence production of 1cc difficult to-reuse-syringes, or locking syringes which aspirate, or that Univec will be able to successfully compete in this market.

     PPSI's competition comes from traditional sampling providers that include the actual drug samples and other pharmaceutical benefit management companies that offer similar services such as AdvancePCS and Merck-Medco.

      TWT's competition comes from traditional large-scale medical waste management systems that depend on collection of waste from a variety of sources for disposal at a large centralized facility.

Patents, Licenses and Proprietary Rights

     In 1995, Univec was granted a United States patent for a locking clip device not biased against the plunger. The patent is broad enough to include several applications of the design covering the first series of products to be marketed by Univec. Univec was granted a United States patent for a plunger design which, in conjunction with its patented locking clip, results in a narrow barrel, difficult-to-reuse syringe that allows for aspiration during use.

     Univec also has filed patent applications for its locking clip and aspirating plunger in certain foreign countries participating in the Patent Cooperation Treaty (Canada, Brazil, Mexico, certain European countries, Japan, South Korea, China, Russia and Australia). However, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States, and accordingly, patent protection in such countries may be different from patent protection provided by United States laws.

     Univec has registered trademarks UNIVEC(R), and Rx Ultra(R), Rx Plus, The Univec Crest and the symbol representing no second use, (i.e., the number 2 crossed out inside of a circle), with the United States Patent and Trademark Office.

     In March 2001, Univec exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. Univec is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 previously paid. As of December 31, 2002, Univec has sold only an insignificant amount subject to royalties under this agreement.

     In July 2000, Univec received FDA approval of the sliding sheath syringe and began to manufacture and market this product in 2001.

     In August 2000, Univec entered into a licensing agreement providing for the non-exclusive, worldwide use of Univec patents for the manufacturing, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales and for the sale of equipment necessary to manufacture the product. As of December 31, 2002, Univec has earned royalties of $128,677.

Government Regulation

     The manufacture and distribution of medical devices are subject to extensive regulation by the FDA in the United States, and in some instances, by foreign and state regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (collectively, the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, a manufacturer must obtain FDA permission to market through either the 510(k) pre-market notification process or the costlier, lengthier and less certain pre-market approval ("PMA") application process. With the 510(k) notification, the Company may sell its 1cc locking clip syringe in the United States, subject to compliance with other applicable FDA regulatory requirements. As a Class II device, performance standards may be developed for the 1cc locking clip syringe which the product would then be required to meet. Failure to meet standards for effectiveness and safety could require the Company to discontinue the manufacturing and/or marketing of the product in the United States. Furthermore, manufacturers of medical devices are subject to record-keeping requirements and required to report adverse experiences relating to the use of the device. Device manufacturers are also required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies.

     Medical devices are subject to strict federal regulations regarding the quality of manufacturing ("Good Manufacturing Practices" or "GMP"). GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA conducts periodic audits and surveillance of the manufacturing, sterilizing and packaging facilities of medical device manufacturers to determine compliance with GMP requirements. These procedures may include a product recall or a "cease distribution" order which would require the manufacturer to direct its distributors and sales agents to stop selling products, as well as other enforcement sanctions. Univec's manufacturing facilities have not been certified as satisfying GMP requirements. Univec's facilities will be subject to extensive audits in the future, pursuant to standard FDA procedure. No assurance can be given that when the Company is audited that it will be found to be in compliance with GMP requirements, or that if it is not found in compliance, what penalties, enforcement procedures or compliance effort will be levied on or required of the Company. To date, Univec has not been audited by the FDA. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company, and the failure to meet standards for safety and effectiveness could require the Company to discontinue marketing and/or manufacturing its product in the United States.

     The introduction of Univec's products in foreign markets will also subject Univec to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. Univec's products are required to satisfy international manufacturing standards for sale in certain foreign countries. Univec's Portuguese contract manufacturer received final ISO 9002 Certification in March, 1999.

     Obtaining the ISO 9002 facilitates sales to certain export accounts, particularly in Europe. Currently, sales to international relief agencies, Univec's primary market, are not affected by ISO certification or other foreign regulations other than those regulations which have been imposed by the international relief agencies, with which Univec has been in compliance.

    The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances for the Company's products will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a materially adverse effect on the business, financial condition and results of operations of the Company. Furthermore, approvals that have been or may be granted are subject to continual review, and later discovery of previously unknown problems may result in product labeling restrictions or withdrawal of the product from the market. Moreover, changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of Univec to comply with regulatory requirements. There can be no assurance that Univec will not be required to incur significant costs to comply with applicable laws and regulations in the future. Failure to comply with applicable laws or regulatory requirements could have a materially adverse effect on Univec's business, financial position and results of operations.

Research and Development

     For the years ended December 31, 2002 and 2001, Univec expended $45,873 and $84,047, respectively, on product development expenses.

Employees

     As of May 5, 2003, Univec employed eight persons, including three in sales and marketing, one in research and development, two in financial administration, and two in production. None of Univec's employees is covered by a collective bargaining agreement.

     As of May 5, 2003, PPSI had no employees, but utilizes outside consultants for marketing and employees of affiliated companies, owned by a stockholder/officer of the Company, to provide certain administrative services. These expenses, together with other expenses, have not been allocated between these companies.

Item 2. Description of Property.

     Univec occupies a limited production facility, warehouse, administrative, and executive office in Farmingdale, New York (comprised of approximately 10,000 square feet of space) pursuant to a lease that expires in September 2003. Rental expense for the space is $75,289 per annum plus certain common charges and real estate tax escalations, subject to an increase of 3% per annum in each subsequent year.

     PPSI shares office space with affiliated companies, owned by the Chief Executive Officer of Univec. The expenses of the space, together with other expenses, that would be allocated to PPSI are insignificant.


Item 3. Legal Proceedings.

     In February 2000, a former consultant commenced an action against Univec and its directors in the Supreme Court, County of Nassau, alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of:
(1) 250,000 shares of common stock, (2) $192,000 and (3) cost of this action. The Company and counsel do not believe the consulting fees are due and will continue to vigorously defend this action.

Item 4  Submission of Matters to Vote of Security Holders.

    The Annual Meeting of Stockholders of Univec, Inc. for the year ended December 31, 2001, was held on February 11, 2003, to consider and vote upon

(i)      a proposal to elect S. Robert Grass, Dr. David Dalton, Joel Schoenfeld,
             Dr. Alan Gold, John Frank, Richard Mintz and Dr. Andrew Rosenberg as directors,
(ii)     to ratify the appointment of Most & Co., LLP, as Univec's auditors for the year ending December 31, 2002.

      The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

(i)      Proposals to Elect Directors:
                                        For         Withhold Authority
         S. Robert Grass              22,969,892             10,900
         David Dalton                 22,969,892             10,900
         Joel Schoenfeld              22,969,822             10,970
         Alan H. Gold, M.D.           22,969,892             10,900
         John Frank                   22,969,892             10,900
         Richard Mintz                22,949,892             30,900
         Andrew Rosenberg, M.D.       22,969,892             10,900

(ii)  Proposal to Ratify the Selection of Most Company, LLP as
Univec's Auditors.

         For                   Against                 Abstain
      22,943,592               36,600                    600


Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)(1) Prior to July 2, 1999, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") traded on the Nasdaq SmallCap Market. Following that date, the common stock and warrants have been quoted on the OTC Bulletin Board under the symbols "UNVC" and "UNVCW", respectively.

Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the over-the-counter bulletin board from January 1, 2001 through December 31, 2002 and the first quarter of 2003.

                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
-------------------------------------------------   ------------   -----------   -----------   -----------
March 31, 2001                                      $  0.250       $ 0.125       $   0         $   0
June 30, 2001                                       $  0.240       $ 0.120       $   0         $   0
September 30, 2001                                  $  0.190       $ 0.110       $   0         $   0
December 31, 2001                                   $  0.240       $ 0.060       $   0         $   0
March 31, 2002                                      $  0.360       $ 0.190       $   0         $   0
June 30, 2002 (a)                                   $  0.280       $ 0.120       $   0         $   0
September 30, 2002                                  $  0.150       $ 0.050
December 31, 2002                                   $  0.080       $ 0.010
March 31, 2003                                      $  0.070       $ 0.040


(a) Through April 2002, the expiration date of the warrants.


     (2) As of December 31, 2002, there were 117 holders of record of the Common Stock and there were over 874 beneficial owners of the Common Stock as of that date.

     (3) During the fiscal year ended December 31, 2002, Univec sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about Univec, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

1. In January 2002, an officer/director exercised an option to purchase 3,955,000 shares of common stock at $.01, per share. The options were originally issued in December 2001 in connection with the acquisition of all the outstanding common shares of PPSI.

2. On February 28, 2002, Univec acquired all of the outstanding shares of Thermal Waste Technologies, Inc. (TWT). The purchase price included 620,000 shares of common stock and warrants to purchase 1,080,145 shares of common stock. The warrants are exercisable at $.01, per share, through February 2012.

3. During 2002, Univec issued an aggregate of 512,236 shares of common stock in payment of notes and accounts payable of $72,087 to three vendors.

4. In September 2002, a director of Univec exchanged 1,948 shares of Series A preferred stock and 5,858,858 common stock options in exchange for 4,009,000 shares of common stock.

5. In October 2002, Univec issued 10,672,500 shares of common stock at $.02, per share, the fair value of the shares to an officer/director of Univec as payment of $213,450 of notes payable.

6. In October 2002, Univec issued 500,000 shares of common stock at $.02, per share, the fair value of the shares to an officer/director of Univec as payment of $10,000 of notes payable.


Item 6. Management's Discussion and Analysis

   The following discussion and analysis should be read in conjunction with Univec's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Results of Operations

                  Condensed Consolidated Results of Operations

                                      2002          2001          Change
                                  -----------    -----------    ----------

Revenues                         $ 2,887,510    $ 3,905,050        (26%)
                                  ----------     ----------

Expenses:
Cost of Revenues                   2,407,976      3,075,613        (22%)
Marketing and Selling
  Expense                            511,969        735,092        (30%)
Product Development                   45,873         84,047        (45%)
General and
  Administrative                     973,826        745,754         31%
Forgiveness of
  Deferred Payroll                (  429,150)
Litigation Settlement             (  202,385)
Interest Expense, Net                 84,483        158,324        (47%)
                                  ----------     ----------
Total Expenses                    (3,392,592)    (4,798,830)       (29%)
                                  ----------     ----------

Net Loss                         $(  505,082)   $(  893,780)       (43%)
                                  ==========     ==========

         As illustrated in the table above, overall revenues, including the sales of technology, for the year ended December 31, 2002 decreased by $1,017,540 (26%) as compared to the previous year. Product sales alone for the year ended December 31, 2002 showed a decrease of $572,922 (18%) as compared to the year ended December 31, 2001. The sales of technology accounted for 12% of the revenue for 2002.

         Product sales for the fourth quarter of 2002 were approximately $500,000, a decrease of 45% over the comparable period for 2001, and comprised approximately 20% of product sales for the year ended December 31, 2002. The reduction of fourth quarter 2002 product sales was the result of $350,000 sales to new customers during the fourth quarter of 2001 which did not recur during the fourth quarter of 2002.

       The increase in demand for improved syringe technology may be the result of the creation of the Immunization Safety Priority Project by the World Health Organization. The program targets countries with the goal of establishing a comprehensive system to insure the safety of all immunizations given in national immunization programs. The Priority Project includes UNICEF, UNAIDS, the World Bank, PATH, and the Bill and Melinda Gates Children's Vaccine Program and has had a significant impact on the industry, professional organizations, and procurement requirements of development agencies.

         Product sales consisted primarily of the 1cc Auto-Disable Syringe. The majority of syringes sold were produced by the Company's contract manufacturers. The Company is concentrating on both sales of product and on licensing of the technology of its proprietary locking clip syringe. In addition, the Company is focusing on the marketing of a sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. As a result of the Federal Needlestick Safety and Prevention Law signed into law in November 2000, the Company anticipates an increasing domestic market for the sliding sheath syringe. The law revises the Bloodborne Pathogens Standard under the Occupational Safety and Health Act of 1970 to include safer medical devices, such as syringes or sharps with engineered sharps injury protections designed to eliminate or minimize occupational exposure to bloodborne pathogens through needlestick injuries. It requires certain parties to adopt plans and changes in technology that eliminate or reduce exposure to needlestick injury. The effective compliance date for the law was April 18, 2001, and the Company is expending additional sales resources on this product.

   Gross profit for the year ended December 31, 2002 decreased to 17% from 21% in 2001. Gross profit based on product sales for the year ended December 31, 2002 decreased to 5% from 9% as compared to 2001. Considered separately, gross profit for each of the first three quarters of 2002 evidenced a favorable increase, resulting from the increased utilization of contract manufacturers for the production of syringes in combination with decreases in direct labor. However, fourth quarter product sales comprised approximately 20% of annual product sales for the year ended December 31, 2002 as compared to 35% of annual product sales in 2001. This decrease was the result of several large volume non-recurring sales which occurred in the fourth quarter of 2001. The decrease in gross profit for 2002 is attributable to rate reductions in contracted production expenses.

   Marketing and selling costs in 2002 decreased $223,123 (30%) from 2001. This decrease is due to decreases in shipping costs and travel expenses, offset primarily by increases in marketing consulting costs. These consulting costs were incurred to generate new sales contracts and to expand existing product markets.

   Product development expense for the year ended December 31, 2002 decreased by $38,174 (45%) as compared to 2001. This decrease was the result of decreased expenditures for patent legal costs and supplies, offset in part by an increase in product testing expense.

   General and administrative expenses for the year ended December 31, 2002 increased $228,072 (31%) as compared to 2001. This increase is due primarily to increases in payroll expenses offset in part by decreases in professional fees and securities maintenance expenses.

   Interest expense for the year ended December 31, 2002 decreased by $73,841 (47%) as compared to 2001 as a result of continuing reductions in commercial loan interest rates over the two year period. Further, the Company substantially reduced the amount of factored accounts receivable during the year ended December 31, 2002.

   The net loss for 2002 decreased $388,698 (43%) as compared to 2001. This decrease was primarily due to the forgiveness of deferred payroll and a litigation settlement.

Liquidity and Capital Resources

   Univec's working capital deficit decreased from $1,452,872 at December 31, 2001 to $1,070,807 at December 31, 2002, primarily resulting from decreases in accounts payable and accrued expenses of $173,194 and payments of loans payable, current of $214,486.

   Net cash used in operating activities increased by $142,511 to $276,243 from $133,732 for the years ended December 31, 2002 and 2001, respectively, primarily due to decreases in accounts payable and accrued expenses offset in part by decreases in the net loss and the other increases in deferred payroll.

   Net cash provided by investing activities decreased by $100,743 as a result of the investment in Thermal Waste Technologies, Inc. and the purchase of equipment.

   Net cash provided by financing activities increased by $314,286 to a source of $445,276 from $130,991 for the years ended December 31, 2002 and 2001, respectively, resulting from the proceeds of notes and loans payable of $246,450, loans payable stockholder/officer $247,450 and sale of preferred stock of $250,000, offset in part by debt repayment uses of $338,173.

   With increased marketing and sales of safety syringes and the demolizer, including sales of technology, license royalties, marketing services for pharmaceutical companies and designation as a minority owned enterprise, Univec anticipates that operating activities will generate a positive cash flow in the year 2003. However, as a result of the operating losses for the year 2002, Univec is seeking additional debt financing.

Forward Looking Statements

   Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of Univec's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in Univec's SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No. 333-20187), as amended, which was declared effective by the Commission on April 24, 1997.

Item 7. Financial Statements.

The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On November 1, 2002, the accounting firm of, Most Horowitz & Company, LLP, (Former Accountant's) resigned as our principal accountants. For the year ended December 31, 2001 and the interim period through the date the relationship ended, there were no disagreements with Most Horowitz & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

   Most Horowitz & Company, LLP 's report for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to scope or accounting principles.

   On November 1, 2002, we engaged the accounting firm of Most & Company, LLP as our principal accountants to audit the financial statements for the year ended December 31, 2002. The individual principal accountant who provided our accounting services has left the former accountant and is with the successor principal accountant.

   The decision to engage Most & Company, LLP was approved by Univec's Board of Directors.

   A letter from the former principal accountant addressed to the Securities and Exchange Commission stating that the former accountant agrees with the statements made by Univec in this report is attached as an exhibit to Form 8-K/A.

                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of Univec are as follows:

Name                 Age               Position
----------------  -----    ---------------------------------------
Dr. David Dalton     53      Chief Executive Officer, President and a Director
S. Robert Grass      68      Chairman of the Board of Directors
Alan Gold            55      Director
John Frank           62      Director
Richard Mintz        57      Director
Andrew Rosenberg     57      Director
Joel Schoenfeld      56      Director
Jon Bricken          48      Vice President
Michael Lesisko      53      Treasurer, Secretary and Chief Financial Officer


         Dr. David Dalton assumed the position of President and Chief Executive Officer of the Company on January 1, 2002, concurrent with the acquisition by Univec, Inc. of Physician and Pharmaceutical Services, Inc. (PPSI), a Baltimore based company founded by Dr. Dalton. Dr. Dalton has over 35 years experience in the healthcare industry, including 18 years with Rite-Aid where he served as Corporate Vice President.

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

      On March 15, 2002 S. Robert Grass was elected a director of Univec. He was elected Chairman of the Board of Directors in May, 2002. Mr. Grass has been associated with the pharmaceutical and medical device industry for over thirty-two years. Mr. Grass developed a chain of pharmacies known as White Shield Drugstores in Pennsylvania, serving as President, Chief Executive Officer and Chairman of the Board from 1970 to 1996. Mr. Grass also served as Chief Executive Officer and Chairman of the Board of Managed Care RX, a drug fulfillment and mail order business from 1994 to 1999.

      Joel Schoenfeld, the founder of Univec, had been Chief Executive Officer of the Company from its inception in August 1992 until November 30, 1999, and also served as Chairman of the Board of Directors until Dr. Alan Gold's election to the position on March 18, 1999. Since November, 1999, Mr. Schoenfeld has again served as Chairman of the Board of Directors from November 1999 until May 2002. Mr. Schoenfeld was the founder and President of J&B Schoenfeld, a global trading company whose main focus was on the import, export and processing of pelts and hides, specializing in trade with the USSR and Europe.

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

           Mr. Schoenfeld was named in February, 1999 in an indictment filed in the United States District Court for the Southern District of Ohio, Western Division. The indictment alleges that Mr. Schoenfeld engaged in certain improper activities in connection with a commercial transaction in 1991. In February 2001, a motion to dismiss was filed and Mr. Schoenfeld believes the court will dismiss the indictment.

         Alan H. Gold, M.D., served as Chief Executive Officer of Univec from November 30, 1999 until December 31, 2001, and a Director of the Company since inception in August 1992. Prior to November, 1999, Dr. Gold served as President of the Company since July 1996, and as Chairman of the Board of Directors since March 18, 1999 to November 1999. On March 15, 2002 Dr. Gold was elected Secretary of Univec. Dr. Gold has been a plastic surgeon since 1972, and is currently in private practice.

       John Frank has been a consultant to Univec in the areas of corporate development and strategic planning since its inception in August 1992 until November 1, 2001. Mr. Frank served as Chief Information Officer of The Hartford Steam Boiler Inspection and Insurance Co. from August, 1996 through February, 2000, and as Vice President, Strategy and Corporate Development from February, 2000 until his retirement in November 2001. Mr. Frank is currently self-employed as a consultant.

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

         Richard Mintz has been a director of Univec since March 18, 1999.
Mr. Mintz is also President of Peristaltic Technologies, Inc., a manufacturer of medical infusion pumps and plastic disposable catheters, and formerly Vice President and General Manager of A.K. Allen & Co., Inc./Allen Avionics, Inc., a manufacturer of electronic components and fluid power products, positions he held for more than the past five years.

         Dr. Andrew Rosenberg has been a director of Univec since November 30, 1999. Dr. Rosenberg serves as Chairman of the Department of Anesthesiology, Hospital for Joint Diseases, Orthopedic Institute and has acted as a consultant to Univec since 1998.

         Jon Bricken became a vice president of Univec on February 28, 2002. Mr Bricken previously served as president and chief operating officer of Thermal Waste Technology, Inc. since its inception in 1997. From 1992 to 1997, Mr. Bricken expanded the technology used in the demolizer waste disposal process.

        Michael Lesisko, a certified public accountant, was named as Chief Financial Officer of Univec on September 9, 2002. Mr. Lesisko was named Treasurer and Secretary of Univec on February 11, 2003. From June 1996 to September 2002 Mr. Lesisko was a CPA in public practice. He served as Vice President of Finance of CarrerCom Corporation and Subsidiaries from November 1988 to May 1996. Prior thereto, he served as a partner with KPMG Peat Marwick from July 1982 to August 1988, where he managed financial audits and a diverse tax practice.

         All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Meetings of the Board of Directors and Information Regarding Committees

     The Board of Directors has two standing committees, an Audit Committee and a Compensation Committee. On February 11, 2003, Mr. Frank, and Dr. Rosenberg
were elected to the Audit Committee.   The duties of the Audit Committee include
recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of Univec, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit Committee held two meetings in 2002. On February 11, 2003, Mr. S. Robert Grass, Dr. Alan Gold and Dr. Andrew Rosenberg were elected to the Compensation Committee. There was one meeting of the Compensation Committee in 2002.

     The Board of Directors held three meetings in 2002, which include special telephonic meetings in addition to one Unanimous Written Consent. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 2002.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires Univec's Officers, Directors and persons who own more than ten percent of a registered class of Univec's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish Univec with copies of all Section 16(a) forms they file. Based solely on a review of Copies of such reports received by Univec and written representations from such persons concerning the necessity to file such reports, Univec is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2002.

Item 10. Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to Univec's Chief Executive Officer and each other executive officers of the Company whose salary and bonus for the two years ended December 31, 2002 exceeded $100,000.

                                         Annual Compensation        Long-Term Compensation
                                      ------------------------      -----------------------
                                                    Other Annual        Securities
Name and Principal Position    Year     Salary      Compensation     Underlying Options
-------------------------------------------------------------------------------------------------
Dr. David Dalton               2002   $  150,000(1)         -           2,000,000(1)
2,000,000(1)
Chief Executive Officer and
President


Joel Schoenfeld, Chairman (2)  2001   $  261,744(3)         -               -


(1) Dr. David Dalton became Univec's Chief Executive Officer and President on January 1, 2002. During 2002, he earned a salary of $150,000, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year. Dr. Dalton forgave compensation of $50,000 and all of his benefits during 2002. His employment agreement granted an option to purchase 2,000,000 shares of common stock options.

(2) Joel Schoenfeld served as Univec's Chairman of the Board of Directors from the Company's inception until March 1999 and from November 30, 1999 until May 2002, when he retired the Chairman's position due to illness.

(3) During 2001, Joel Schoenfeld earned a salary of $225,132, plus an automobile allowance of $7,188, life/disability/health and car insurance of $29,424.

Employment Agreements

       Dr. David Dalton provides the amount of time necessary to perform his corporate duties. The agreement provides for a salary, $360,000 for 2003, plus a bonus determined by the agreement of Dr. Dalton and the Compensation Committee. On each January 1, the base salary will be increased by an amount agreed upon by Dr. Dalton and the Compensation Committee. The agreement also provides Dr. Dalton with an option to purchase 2,000,000 shares of Common Stock at an exercise price of $.24 per share, vesting 500,000 shares on the first anniversary of the agreement, and an additional 41,667 shares vesting each month following the initial vesting date. The unexpired term of the agreement will be extended automatically by one year on each January 1 following the date of the agreement, such that the unexpired term of the agreement will at all times not be less than two years following each extension. The agreement provides for payment by Univec of annual premiums on a term life insurance policy with a face amount of $2 million. The agreement also provides for health and disability benefits, as well as an automobile lease and insurance allowance equal to $12,000 per year. Under the terms of the agreement, Dr. Dalton is entitled to a severance payment equal to his highest annual base salary during the term for the remainder of the term if the agreement is terminated by Dr. Dalton for good reason, or in the event of a change in control of Univec.

Stock Options

     The following table contains information concerning the grant of stock options to Dr. David Dalton and Joel Schoenfeld ( the "Named Executive Officers") during the fiscal year ended December 31, 2002.

                     Number of Shares       Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price    Expiration
Name                      Granted                Fiscal Year              Per Share          Date
----                      -------                -----------              ---------          ----
Dr. David Dalton         2,000,000                   67%                        $0.24        January 1, 2013

Joel Schoenfeld          1,000,000                   33%                        $0.24        January 1, 2013

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table summarizes for Dr. Dalton and Joel Schoenfeld the total number of shares acquired upon exercise of options during the year ended December 31, 2002, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at December 31, 2002, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2002. The value of the unexercised, in-the-money options at December 31, 2002, is the difference between their exercise or base price, and the fair market value of the underlying Common Stock on December 31, 2002. The closing bid price of the Common Stock on December 31, 2002 was $0.04.


                                                                                   Value of Unexercised
                       Shares Acquired Upon      Number of Securities                  In-The-Money
                       Exercise of Options      Underlying Unexercised                  Options at
                        During Fiscal 2002    Options at December 31, 2002           December 31, 2001
                       ------------------      ----------------------------           -----------------
Name                 Number Value Realized    Exercisable     Unexercisable     Exercisable    Unexercisable
----                 ------ --------------    -----------     -------------     -----------    -------------
Dr. David Dalton    3,955,000    $39,549           None          2,000,000           None            None

Joel Schoenfeld        None       None             None            None              None            None


Certain Transactions

         In June, 2002, Joel Schoenfeld, the former Chief Executive Officer of the Company and former Chairman of the Board of Directors, forgave deferred compensation of $379,150.

         In June, 2002, Dr. David Dalton, President and Chief Executive Officer and Director forgave deferred compensation of $50,000.

Change in Control

         As a result of the acquisition by the Company of Physician and Pharmaceutical Services, Inc. ("PPSI") on December 31, 2001, Dr. David Dalton became President, Chief Executive Officer and a Director of the Company and received 2,567,000 shares of common stock and an option to purchase an additional 3,955,000 shares at a purchase price of $0.01 per share, which option he exercised on January 8, 2002. Following the exercise of the option, Dr. Dalton owned 6,522,000 shares, over 43% of the outstanding common stock, and became the Company's largest stockholder.

              On October 7, 2002, Dr. David Dalton acquired an additional 10,672,500 shares of common stock in exchange for $213,450 of indebtedness relating to advances made by Dr. Dalton during the first five months of 2002 to fund the Company's working capital needs. As a result of these transactions, Dr. Dalton beneficially owns a total of 17,694,500 shares, representing over 51% of the outstanding common stock.

              On October 7, 2002, S. Robert Grass acquired an additional 500,000 shares of common stock in exchange for $10,000 of indebtedness relating to advances made by Mr. Grass during 2002 to fund the Company's working capital needs.

              Under a voting agreement entered into with certain stockholders of the Company (the "Univec Stockholders"), including the then officers and directors of the Company, in connection with the acquisition of PPSI, the Univec Stockholders agreed to vote their shares in favor of the election to the Board of Dr. Dalton and a designee of Dr. Dalton, and in the event the Company receives a cumulative investment of at least $1,500,000 through Dr. Dalton's relationships and contacts, as such consideration is determined in the good faith discretion of the Board, Dr. Dalton shall have the right to designate two additional members of the Board, one of which would replace an existing Director. Dr. Dalton has not exercised this right to designate Directors for this proxy. Dr. Dalton and the Univec Stockholders also agreed to vote their shares on all other matters in accordance with the recommendation of a majority of the Board. The voting agreement terminates on December 31, 2011, or earlier upon the termination of Dr. Dalton's employment by the Company without due cause or by Dr. Dalton for good reason.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of April 30, 2003 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.


                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
------------------------------------------------  ----------------------------  -----------------------
Joel and Flora Schoenfeld(4) ..................            4,839,869 (5)(6)             14.31%  (7)
David Dalton (4)...............................           17,899,835                    52.15% (19)
Jon Bricken (4)................................            1,885,452 (12)                5.31% (13)
Alan H. Gold, M.D.(4) .........................            1,335,444 (5)(8)              3.93%  (9)
John Frank(4) .................................              933,375 (10)                2.75% (11)
S. Robert Grass(4)............................               851,951 (17)                2.40% (18)
Andrew Rosenberg(4)...........................               182,000 (14)                 .54% (15)
Richard Mintz(4)..............................                68,000                      .20% (16)
All directors and executive officers as a group
 (9 persons) ..................................           27,959,926(3)(20)             74.44% (21)

* Less than 1%

 (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of April 30, 2003, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Except as otherwise stated, calculated on the basis of 33,616,095 shares of Common Stock issued and outstanding on April 30, 2003.

 (3) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

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

 (6) Includes 200,000 shares issuable upon exercise of presently exercisable options owned by Mrs. Schoenfeld.

 (7) Calculated on the basis of 34,221,651 of Common Stock issued and outstanding.

 (8) Includes 345,000 shares issuable upon exercise of presently exercisable options.

 (9) Calculated on the basis of 33,988,650 shares of Common Stock issued and outstanding.

(10) Includes 328,236 shares issuable upon exercise of presently exercisable options.

(11) Calculated on the basis of 33,944,331 shares of Common Stock issued and outstanding.

(12) Includes 1,885,452 shares issuable upon exercise of presently exercisable options.

(13) Calculated on the basis of 35,501,547 shares of Common Stock issued and outstanding.

(14) Includes 138,000 shares issuable upon exercise of presently exercisable options.

(15) Calculated on the basis of 33,754,095 shares of Common Stock issued and outstanding.

(16) Calculated on the basis of 33,616,095 shares of Common Stock issued and outstanding.

(17) Includes 312,501 shares issuable upon conversion of Series D Preferred
     Stock.

(18) Calculated on the basis of 33,928,596 shares of Common Stock issued and outstanding.

(19) Calculated on the basis of 34,321,430 shares of Common Stock issued and outstanding.

(20) Includes 3,942,079, shares issuable upon exercise of presently exercisable options. See footnotes (6)(8)(10)(12)(14)and (17).

(21) Calculated on the basis of 37,558,174 shares of Common Stock issued and outstanding.

Item 12. Certain Relationships and Related Transactions

         On September 13, 2002, Joel Schoenfeld, the former Chief Executive Officer of the Company and former Chairman of the Board of Directors received 4,009,000 shares of common stock in exchange for 1,948 shares of Series A preferred stock and the cancellation of options to purchase 5,858,858 shares common stock.

    During 2002, Univec borrowed an aggregate $237,450 from Dr. David Dalton, the Chief Executive Officer of Univec. Univec repaid $24,000 and exchanged the balance for 10,672,500 shares of Common Stock of Univec.

    During 2002, Univec borrowed an aggregate $10,000 from Mr. Robert Grass, Chairman of the Board of Directors of Univec, and exchanged the loan for 500,000 shares of Common Stock of Univec.

    PPSI shares office space and other administrative expenses with affiliated companies owned by Dr. David Dalton, the Chief Executive Officer of Univec. These expenses have not been allocated between the companies, but PPSI's portion would be insignificant.

Item l3. Exhibits and Reports on Form 8-K.

     (a) Exhibits

  Exhibit                    Description
-----------                 ------------

  2.1(1)    Stock Purchase Agreement and Plan of Reorganization made and entered into as of December 31, 2001, by and among Physician and
            Pharmaceutical Services, Inc. ("PPSI"), the stockholder of PPSI and the Registrant.
  2.2(2)    Stock Purchase Agreement made and entered into as of February 28,
            2002, by and among Thermal Waste Technologies, Inc. ("TWT"), the stockholders of TWT and the Registrant.
  3.1(4)    Restated Certificate of Incorporation of the Registrant, as amended.
  3.2(3)    By-laws of the Registrant, as amended.
  4.1(3)    Agreement and Plan of Merger dated as of October 7, 1996 between the
            Registrant and UNIVEC, Inc., a New York corporation.
  4.3(3)    Form of warrant between the Registrant and the underwriters of the
            Registrant's initial public offering.
  4.4(3)    Specimen Common Stock Certificate.
  4.5(3)    Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).
  4.6(3)    Registration Rights Agreement among Registrant and the holders of bridge warrants.
  4.7(5)    Certificate of Designation of Series B Preferred Stock.
  4.8(6)    Certificate of Amendment of Certificate of Designation of Series B
            Preferred Stock.
  4.9(5)    Form of Warrant Agreement dated July 27, 1998, between Company and selling securityholder.
  4.10(6)   Form of Amended and Restated Warrant Agreement, amending and restating the Warrant Agreement dated July 27, 1998, between the
            Company and the selling securityholder.
  4.11(5)   Registration Rights Agreement dated July 27, 1998, between the
            Company' and selling securityholder.
  4.12(6)   Registration Rights Agreement, dated February 8, 1999, between the
            Company and the selling securityholder.
  4.13(6)   Certificate of Designation of Series C Preferred Stock.
  4.14(6)   Form of Warrant Agreement dated February 8, 1999. between the
            Company and selling securityholder.
 10.1(3)    Amended 1996 Stock Option Plan of the Registrant.
 10.2(7)    1998 Stock Option Plan of the Registrant.
 10.3(8)    2000 Stock Option Plan of the Registrant.
 10.4(7)    Employment Agreement dated as of September 4, 1998 between the
            Registrant and Joel Schoenfeld.
 10.5(9)    Patent License Agreement dated August 16, 2000 by and between the
            Company and Terumo Europe, NV.
 10.6(9)    Manufacturing Agreement dated August 16, 2000, by and between the
            Company and Terumo, N.V.
 10.7(9)    Equipment Purchase Agreement dated August 16, 2000, by and between the Company and Terumo Europe, N.V.
 10.10(9)   Employment Agreement dated as of January 1, 2002, between the
            Registrant and David L. Dalton.
 10.11(10)  Employment Agreement dated as of December 31, 2001, between the
            Registrant and Joel Schoenfeld.
 21.1(3)    List of Subsidiaries.
 23.1(10)   Consent of Most Horowitz & Company, LLP as Independent Accountants.
 99.1(10)   Statement of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.
 99.2(10)   Statement of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

------------
(1)   Incorporated by reference to the Registrant's Form 8K filed January 4,
      2002.

(2)   Incorporated by reference to the Registrant's Form 8K filed March 11,
      2002.

(3) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-20187) declared effective on April 24, 1997.

(4) Incorporated by reference from the Registrant's Periodic Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(5) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-62261) declared effective December 11, 1999.

(6) Incorporated by reference from Amendment No. 2 to the Registrant's Registration Statement Form 10-S-3 (File 333-74199).

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-22413).

(8) Incorporated by reference from the Registrant's Post-Effective Amendment No 1 on Form S-2 to Form S-3 (File No. 333-74199) declared effective on January 26, 2001.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-22413).

(10)  Filed herewith.

(b)        Reports on Form 8-K/A filed during the fourth quarter.

     A Form 8-K/A was filed on November 14, 2002. This filing reported a change in Univec's auditors.

 Item 14.  Controls and Procedures.

   Within 90 days prior to the filing of this report, Univec's management, including Univec's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of Univec's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Univec's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports Univec files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

   There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in Univec's internal controls or in other factors subsequent to the date Univec carried out its evaluation that could significantly affect these controls.

Item 15.  Principal Accountant Fees and Services.

    The following table presents the cost of Univec's principal accountants' fees and services for the years ended December 31, 2002 and 2001, respectively:

                                     2002               2001
                                   --------           --------
       Audit fees                  $99,559            $100,427
       Audit related fees             -                   -
       Tax fees                     14,179              13,083
       All other fees                 -                   -
                                  --------            --------
       Total                      $113,738            $113,510
                                  ========            ========

     Univec's Audit Committee pre-approves the engagement of the principal accountant and the estimated audit fee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 9, 2003


                                        UNIVEC, INC.



                                        By: s/ Dr. David Dalton
                                           --------------------------------
                                           Dr. David Dalton
                                           Chief Executive Officer
                                           (Principal Executive Officer)



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 9, 2003 in the capacities indicated.

   Signatures                                Title
    ---------                                -------

/s/ Dr. David Dalton               Chief Executive Officer and a Director
------------------------           (Principal Executive Officer)
Dr. David Dalton

/s/ Michael Lesisko                Chief Financial Officer, Treasurer, Secretary
------------------------
Michael Lesisko


/s/ S. Robert Grass                Chairman and a Director
------------------------
S. Robert Grass

/s/ John Frank                     Director
------------------------
John Frank

/s/ Richard Mintz                  Director
------------------------
Richard Mintz

/s/ Andrew Rosenberg               Director
------------------------
Andrew Rosenberg, M.D.

/s/ Dr. Alan Gold                  Director
-----------------------
Dr. Alan Gold

/s/ Joel Schoenfeld                Director
----------------------
Joel Schoenfeld

                                 CERTIFICATIONS

I, David Dalton, Chief Executive Officer, certify that:

     1.  I have reviewed this annual report on Form 10-KSB of Univec, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003                                        By: /s/ David Dalton
                                                         -----------------------
                                                         David Dalton
                                                         Chief Executive officer

I, Michael Lesisko, Chief Financial Officer, certify that:

     1.  I have reviewed this annual report on Form 10-KSB of Univec, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003                                       By: /s/ Michael Lesisko
                                                        -----------------------
                                                        Michael Lesisko
                                                        Chief Financial Officer

                         UNIVEC, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND FOR THE TWO YEARS THEN ENDED

                   Index to Consolidated Financial Statements



                                                                    Page
                                                                 ----------
Report of Independent Accountants     .......................       F--2
Consolidated Balance Sheet  -  December 31, 2002                    F--3
Consolidated Statements of Operations -  years ended
 December 31, 2002 and 2001 .................................       F--4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 2002 and 2001 ...........................       F--5
Consolidated Statements of Cash Flows - years ended
 December 31, 2002 and 2001 .................................       F--6
Notes to Consolidated Financial Statements ..................   F--7 to F--16

Report of Independent Accountants

To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.


New York, New York                  /s/   Most & Company, LLP
April 8, 2003                       -------------------------------
                                          Most & Company, LLP

                          Univec, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002


ASSETS:
 Cash                                                    $   87,260
 Accounts receivable                                        335,313
 Inventories                                                465,128
 Equipment for sale                                         251,717
 Other current assets                                       133,755
                                                          ---------
Total current assets                                      1,273,173

Fixed assets, net                                           574,980
Goodwill                                                  2,328,662
Other assets                                                 55,581
                                                          ---------
Total assets                                             $4,232,396
                                                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Accounts payable and accrued expenses                   $1,366,826
 Due to affiliated company                                   35,645
 Deferred payroll-officers                                  385,966
 Capitalized lease obligation                               149,039
 Notes and loans payable-current                            396,504
 Escrow deposit                                              10,000
                                                          ---------
Total current liabilities                                 2,343,980

Notes and loans payable                                     403,246
                                                          ---------
Total Liabilities                                         2,747,226
                                                          ---------
Commitments and contingencies (Notes 2,8,11, and 15)

Stockholders' equity:

 Preferred stock $.001 par value; 3,745,500
  shares authorized; none issued and outstanding
 Series A 8% cumulative convertible preferred
  stock-$.001 par value; authorized:  2,500 shares;
  issued and outstanding: 124 shares (aggregate
  liquidation value:  $173,600)                                   1
 Series B 5% cumulative convertible preferred stock
  - $.001 par value; authorized: 1,000 shares; issued
  and outstanding: 167 shares (aggregate liquidation
  value: $207,900)                                                1
 Series C 5% cumulative convertible preferred stock
  - $.001 par value; authorized: 1,000 shares, issued
  and outstanding: 250 shares (aggregate liquidation
  value $298,681)                                                 1
 Series D 5% cumulative convertible preferred stock -
  $.001 par value; authorized: 1,250,000; issued and
  outstanding: 104,167 shares (aggregate liquidation
  value: $261,736)                                              104
 Common stock $.001 par value; authorized: 75,000,000
  shares; issued and outstanding: 31,772,773 shares          31,773
 Additional paid-in capital                               10,296,627
 Accumulated deficit                                      (8,843,337)
                                                          ----------
 Total stockholders' equity                                1,485,170
                                                          ----------
 Total liabilities and stockholders' equity              $ 4,232,396
                                                          ==========

                See notes to consolidated financial statements.
                                          F-3

                          Univec, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     Years ended December 31, 2002 and 2001


                                               2002             2001
                                            ----------        ---------
Revenues                                  $  2,887,510      $ 3,905,050
                                            ------------      -----------

Expenses:
 Cost of revenues                            2,407,976        3,075,613
 Marketing and selling                         511,969          735,092
 Product development                            45,873           84,047
 General and administrative                    973,826          745,754
 Interest expense, net                          84,483          158,324
 Settlement of litigation                     (202,385)
 Forgiveness of deferred payroll              (429,150)
                                            -----------       ----------
Total expenses                               3,392,592        4,798,830
                                            -----------       ----------
Net loss                                      (505,082)        (893,780)

Dividends attributable to preferred stock     (153,262)        (189,379)
                                            -----------      ----------
Loss attributable to common stockholders  $   (658,344)     $ (1,083,159)
                                            ===========      ===========

Share information:
   Basic loss per common share            $       (.03)     $       (.16)
                                            ===========      ===========
   Basic weighted average number of
    common shares outstanding               19,420,961         6,627,281
                                            ===========      ===========

                See notes to consolidated financial statements.

                          Univec, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2002 and 2001


                                   Series A Preferred   Series B Preferred  Series C Preferred   Series D Preferred
                                   ------------------   ------------------  ------------------   ------------------
                                   Shares      Amount     Shares   Amount     Shares   Amount       Shares   Amount
                                   ------      ------     ------  -------     ------  -------       ------  -------
Balance, January 1, 2001           2,072       $   2      227     $  1         250    $   1

Issuance of stock options
 Common stock issued:
  Consulting fees and compensation
  Conversion of Series B
   Preferred Stock                                        (28.5)
  Exercise of options
  Purchase of stock by officer
  Acquisition of subsidiary
Net loss
                                   -------     ------     ------  -------     ------  -------       ------  -------
Balance, December 31, 2001         2,072           2      198.5      1         250        1

Common stock issued:
   Notes and accounts payable
   Stockholders/officers loans
   Conversion of Series A
    Preferred Stock and options   (1,948)         (1)
   Conversion of Series B
    Preferred Stock                                       (31.5)
   Acquisition of subsidiary
   Exercise of options by officer
   Exercise of options
Issuance of Series D
  Preferred Stock                                                                                  104,167    $104
Net loss
                                   -------     ------     ------   ------    ------    ------      --------   ------
Balance, December 31, 2002           124       $   1      167     $  1         250    $   1        104,167    $104
                                   =======     ======     ======  =======    ======    ======      ========   ======






                                         Common Stock               Additional                              Total
                                        ---------------               Paid-in         Accumulated        Stockholders'
                                        Shares    Amount              Capital           Deficit             Equity
                                       --------  --------           -----------       --------------     -------------
Balance, January 1, 2001              6,365,746  $  6,366        $   7,605,114        $  (7,444,475)     $   167,009

Issuance of stock options                                              918,117                               918,117
Common stock issued:
 Consulting fees and compensation       370,000       370               39,630                                40,000
 Conversion of Series B
  Preferred Stock                       526,271       526                 (526)
 Exercise of options                    140,000       140               20,860                                21,000
 Purchase of stock by officer           555,556       556               49,444                                50,000
 Acquisition of subsidiary            2,567,000     2,567              613,513                               616,080
Net loss                                                                                  ( 893,780)     (   893,780)
                                     ----------    ------         ------------       ---------------    ------------
Balance, December 31, 2001           10,524,573    10,525            9,246,152           (8,338,255)         918,426

Common stock issued:
 Notes and accounts payable             512,236       511              71,576                                 72,087
 Stockholders/officers loans         11,172,500    11,173             212,277                                223,450
 Conversion of Series A
  Preferred Stock and options         4,009,000     4,009              (4,008)
 Conversion of Series B
  Preferred Stock                       949,464       950                (950)
 Acquisition of subsidiary              620,000       620             481,620                                482,240
 Exercise of options by officer       3,955,000     3,955              35,594                                 39,549
 Exercise of options                     30,000        30               4,470                                  4,500
 Issuance of Series D
  Preferred Stock                                                     249,896                                250,000
Net loss                                                                                  ( 505,082)      (  505,082)
                                   -------------  --------       -------------       ---------------    -------------
Balance, December 31, 2002           31,772,773  $ 31,773       $  10,296,627       $    (8,843,337)     $ 1,485,170
                                  =============  ========       =============       ===============     =============

                See notes to consolidated financial statements.

                                Univec, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                          Years ended December 31, 2002 and 2001


                                                   2002               2001
                                                ----------         ---------
Cash flows from operating activities:
 Net loss                                      $ (505,082)        $ (893,780)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                   230,684            240,716
   Issuance of shares and options for services                        48,467
   Write-off of inventory                                             32,330
   Forgiveness of deferred payroll               (429,150)
   Write-off of accounts payable                 (111,339)           (43,605)
Changes in assets and liabilities, net of
 effects from acquisition:
   Accounts receivable                            329,555           (379,383)
   Due from factor                                                   211,535
   Inventory                                       29,722               (176)
   Other current assets and other assets           36,108            (40,516)
   Accounts payable and accrued expenses         (173,194)           634,764
   Due to affiliated company                       20,358             15,287
   Deferred payroll-officers                      296,095            200,629
   Deposit payable                                                  (160,000)
                                                ---------          ---------
      Net cash used in operating activities      (276,243)          (133,732)
                                                ---------          ---------
Cash flows from investing activities:
 Investment in Thermal Waste Technologies, Inc.
  (net of cash acquired of $31 and notes
  payable of $37,888 and $ 60,000)                (80,226)
 (Purchases of) decrease in fixed assets          (23,750)            87,517
 Investment in PPSI, Inc. (net of cash acquired
  of $19,479 and loan payable of $113,276)                           (90,750)
                                                ---------          ---------
      Net cash provided by (used in)
       investing activities                      (103,976)            (3,233)
                                                ---------          ---------
Cash flows from financing activities:
 Proceeds from sale of securities                 250,000             50,000
 Proceeds from loans payable-
  stockholders/officers                           247,450
 Proceeds from notes and loans payable            246,450            422,806
 Proceeds from exercise of options                 39,549
 Payments of notes and loans payable             (214,486)          (211,509)
 Payments of capital lease obligation             (99,687)          (130,306)
 Payments of loans payable-
  stockholders/officers                           (24,000)
                                                ---------          ---------
      Net cash provided by financing
       activities                                 445,276            130,991
                                                ---------          ---------
      Net increase (decrease) in cash              65,057             (5,974)

Cash, beginning of period                          22,203             28,177
                                                ---------          ---------
Cash, end of period                            $   87,260         $   22,203
                                                =========          =========

Supplemental disclosure of cash flow information:

 Cash paid for interest                        $   77,877         $  135,964

Supplemental disclosures of noncash activity:

 Common stock issued for acquisition           $  482,241         $  616,080
 Common stock issued in payment of
  loans payable - stockholders/officers        $  223,450
 Common stock issued in payment of notes
  and accounts payable                         $   72,087
 Options issued in payment of loan payable     $    4,500         $   21,000
 Conversion of Series A preferred stock
  and options to common (Note 9)
 Conversions of Series B preferred stock
  to common (Note 9)



                See notes to consolidated financial statements.
                                           F-6

                          Univec, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1. Nature of Operations

   Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides marketing and fulfillment services of pharmaceutical samples to pharmaceutical manufacturers. Thermal Waste Technologies, Inc. (TWT), a subsidiary, markets a medical waste disposal unit.

2.  Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Physician and Pharmaceutical Services, Inc.
(PPSI), Thermal Waste Technologies, Inc. (TWT)and Rx Ultra, Inc. (inactive). All material intercompany balances and transactions have been eliminated.

    Accounts Receivable

    Accounts receivable consisted of receivables from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

    Inventories

    Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.

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

    The carrying value of fixed assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows.

    Goodwill

    Goodwill represents the excess purchase prices paid by the Company over the fair value of the tangible and other intangible assets and liabilities at the dates of acquisitions. Goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. The Company evaluates the carrying value of goodwill as of December 31 of each fiscal year. As part of the evaluation, the Company compares the carrying value of each goodwill with its fair value to determine whether there has been impairment. If projected future cash flows indicate that goodwill will not be recovered, an adjustment is made to reduce the goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, considering existing and anticipated competitive and economic conditions. As of December 31, 2002, the Company does not believe any impairment of goodwill has occurred.

    Shipping Income and Expense

    Shipping income is included in product sales. Shipping expenses are included in marketing and selling.

    Product Development

    Research and development costs are expensed as incurred.

    Income Taxes

    Deferred income taxes have been provided for temporary differences between consolidated financial statements and income tax reporting.

    Basic Loss per Share

    Basic net loss per common share was computed based on the weighted average number of common shares outstanding during the year. Dilutive effect have not been presented as they are antidilutive.

    Product Revenue Recognition

    Product sales are recognized when products are shipped. Although the Company and TWT warrant their products, they are unable to estimate the future costs relating to warranty expense and, as such, recognize warranty expenses as incurred. Revenue and cost of revenues for PPSI are recognized upon the Company's fulfillment of the pharmaceutical sample to the user.

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

    Fair Values

     The carrying amounts of cash, accounts receivable, accounts payable and notes and loans payable approximate their fair values.

3.   Accounts Receivable

     In March 2001, the Company modified and extended its agreement to sell selected accounts receivable to a factor. This agreement was terminated during January 2003 and renewed during March 2003. Under the agreement, the Company receives 75% of sold accounts and the balance upon payment by the customer. These sales are subject to a 10% discount, but the Company receives a rebate of 6% if payment was made within 30 days, decreasing to 2% if payment was within 90 days. All accounts not paid within 90 days are subject to being charged back to the Company. In addition, the Company collateralized all accounts receivable and certain intangibles.

    The Company sold accounts receivable of $317,239 and $744,346 in 2002 and 2001, respectively. All of these accounts receivable have been collected.


4.  Inventories

    Inventories consisted of the following:
       Raw materials                            $ 134,130
       Work-in-process                            158,927
       Finished goods                             172,071
                                                ---------
                                                $ 465,128
                                                =========

5.  Fixed Assets

    Fixed assets consisted of the following:

                                     Estimated
                                    useful lives
                                      in years
                                   -------------
    Factory equipment                    7          $ 1,315,790
    Office equipment                     7               56,660
    Leasehold improvements               5               15,672
    Furniture & fixtures                 5               14,101
                                                     -----------
                                                      1,402,223
    Less accumulated depreciation                       827,243
                                                     -----------
                                                    $   574,980
                                                     ===========

     Depreciation expense was $230,684 and $240,716 in 2002 and 2001, respectively.

     As of December 31, 2002, factory equipment included capitalized leased assets of $397,530. The Company leased the equipment through March 2003. The lease requires monthly rent of $9,063 through March 2003 and a final payment of $112,789 in April 2003, plus an amount equal to 2% above the lessor's prime rate, per annum, of the unpaid lease obligation. The Company has an option to purchase the equipment for $1.00 at the end of the lease term.

     The Company has capitalized the lease. The capitalized lease obligation and related assets were recorded at the lower of the present value of the net minimum lease obligations or the fair value of the related asset.

6.  Notes and Loans Payable

    As of December 31, 2002, notes and loans payable consisted of:

    Loan payable to a vendor without specific
     payment terms or interest (1)                         $ 211,852
    Note payable to a vendor on demand,
     with interest at 10%, per annum (2)(3)                   85,000
    Loan payable to a vendor without specific
     payment terms or interest                               151,164
    Note payable on demand,
     without specific interest rates                          55,000
    Loan payable to a former officer on demand, with
     interest at 6%, per annum                                42,696
    Notes payable to a director's trusts on
     April 2004, with interest at 12%, per annum              27,000
    Note payable to a vendor (Note 8)                        104,394
    Notes payable on June 2004, with interest at 10%,
     per annum  (Note 14)                                     60,000
    Note payable to a director without specific payment
     terms with interest at 6%, per annum                     15,000
    Notes payable to finance insurance March to June 2003,
     with interest at 8.25% per annum                         47,644
                                                            --------
                                                             799,750
    Less:  Current portion of notes and loans payable        396,504
                                                            --------
                                                           $ 403,246
                                                            ========

(1)      Subject to forgiveness upon the vendor's sale of shares
           of the Company's common stock
(2)      Collateralized by certain patents
(3)      Guaranteed by a stockholder/officer up to $50,000

7.  Income Taxes

    For the year beginning January 1, 2002, the Company will begin to file consolidated income tax returns with its subsidiaries. Prior to their acquisitions, PPSI and TWT were S Corporations.

   For the years ended December 31, 2002 and 2001, the Company's deferred tax benefits (expenses) were as follows:

                                                2002            2001
                                            -----------      -----------
         Net operating loss carryforwards      $ 200,000       $ 243,000
         Depreciation                             92,000          (2,000)
         Goodwill                                 41,000
         Compensation                            (50,000)         79,000
         Valuation allowance                    (283,000)       (320,000)
                                             ----------      ------------
                                                 None             None
                                             ==========      ============

    As of December 31, 2002, the tax effects of the components of deferred tax assets and liabilities were as follows:

         Deferred tax assets
            Net operating loss carryforwards              $  3,885,000
            Compensation                                       150,000
            Goodwill                                            41,000
                                                          ------------
                Total deferred tax asset                     4,076,000

         Deferred tax liabilities
            Depreciation                                      (193,000)
                                                          ------------
                Net deferred tax asset                       3,883,000
         Valuation allowance                                (3,883,000)
                                                           ------------
                                                               None
                                                           ============

    As of December 31, 2002, realization of the Company's net deferred tax asset of approximately $3,883,000 was not considered more likely than not, and, accordingly, a valuation allowance of $3,883,000 was provided.

  The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                 2002             2001
                                              -----------      ----------
Expected income tax benefit                   $ (167,000)      $  (304,000)
Change in valuation allowance arising in
 current year                                    283,000           320,000
State income tax benefit, net of federal
 income tax effect                               (40,000)          (16,000)
Other                                            (76,000)
                                               ---------        ----------
                                                  None             None
                                               =========        ==========

     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $11,000,000 to reduce future taxable income expiring through 2022, which may be limited due to ownership changes.

8.   Commitments and Contingencies

     License Agreements

     Through 2001, the Company was committed under an exclusive license agreement with two inventors for a patent for an insertable element that prevents reuse of a plastic syringe. To maintain this license agreement, the Company was required to pay an annual minimum licensing fee of $10,000. To maintain exclusivity, the Company was required to pay an annual minimum license fee of $50,000. In addition, the license required royalty payments of 6% of net sales of products manufactured and 40% of sublicense royalties received for products that use the specific insertable element. As of January 1, 2002, the Company has determined that it will no longer utilize this patent and has ceased paying royalties. During 2001, the Company paid only minimum royalties of $60,000 under this agreement.

     In March 2001, the Company exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. The Company is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 previously paid. During the year ended December 31, 2002 , royalties paid under this agreement were not significant.

     Marketing Agreement

     PPSI is committed under a marketing agreement through January 31, 2003, for a share of future revenue from referrals.

     Lease

     The Company is committed under a lease for production, storage and office space through September 2003. The lease provides for annual minimum rent of $58,168 and additional rents for the Company's pro rata share of real estate taxes, liability insurance, maintenance, etc. In addition, the lease is renewable for an additional five years.

     Total rent expense for 2002 and 2001 was $75,854 and $73,644, respectively.

     Employment Agreements

     On January 1, 2002, the Company entered into an employment agreement with the chief executive officer through January 2004, requiring an aggregate annual compensation of $360,000 for 2003, and then to be determined annually by the officer and Company. The agreement also provides for bonuses, as determined by the officer and Company, an automobile allowance of $12,000 per annum and life, disability and health insurance. For the year ended December 31, 2002, the officer waived all benefits. In addition, the officer was granted options to purchase 2,000,000 shares of common stock exercisable at $.24, per share, through 2012. The options vest 25% on January 1, 2003 and 41,667 during each subsequent month.

     On February 28, 2002, the Company entered into a three year employment agreement with another officer. The agreement provides for annual compensation of $125,000, with annual increases of no less than 10% per annum. The agreement also provides for an automobile allowance of $12,000, per annum, and life, disability and health insurance. In addition, the officer was granted options to purchase 1,400,000 shares of common stock exercisable at $.27, per share, through 2012. The options vest 25% on February 28, 2003 and 29,167 during each subsequent month.

    Purchase Commitment

    The Company entered into an agreement with a vendor to purchase a minimum of $152,000, per year, of components, subject to price adjustments, through August 2006.

9.  Stockholders' Equity

    Common Stock

    In February 2001, the Company issued 120,000 shares of common stock to an employee of the Company as additional compensation for consulting services performed valued at $15,000.

     In December 2001, the Company sold 555,556 shares of common stock to an officer/director of the Company in exchange for $50,000.

     In December 2001, the Company issued an aggregate of 250,000 shares of common stock to consultants of the Company for services valued at $25,000.

     In October 2002, the Company issued 11,172,500 shares of common stock to two officers/directors of the Company in exchange for $223,450 of notes payable.

     During the year ended December 31, 2002, the Company issued an aggregate of 512,236 shares of common stock to three vendors as for payments of notes and accounts payable of $72,087.

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

     In September 2002, a director of the Company exchanged 1,948 shares of Series A preferred stock, cumulative dividends thereon and the cancellation of options to purchase 5,858,858 shares of common stock for 4,009,000 shares of common stock.

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

    During the year ended December 31, 2001, 10 and 18.5 shares of Series B were converted to 103,896 and 422,375 shares of common stock at prices of $.0963 and $.0438, per share, respectively.

    During the year ended December 31, 2002, 23.5 and 8 shares of Series B were converted to 241,499 and 707,965 shares of common stock at prices of $.0525 to $.15, per share, respectively.

    In January and February 2003, an aggregate of 45 shares of Series B Preferred Stock were converted to 1,843,322 shares of common stock at prices of $.0163 to $.0325, per share.

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

    In February 2002, the Company designated 1,250,000 shares of Series D 5% Cumulative Convertible Preferred Shares (Series D), which are entitled to receive, prior to the payment of dividends to the common stock, cumulative dividends of 5%, per share, per annum. The Series D stock may be redeemed at the option of the Company, at $2.40, per share. In addition, Series D stockholders are entitled to a liquidation preference of the redemption price of $2.40, per share, plus accrued and unpaid dividends. Each share of Series D is initially convertible into 3 shares of common stock.

    In March 2002, the Company issued 104,167 shares of Series D Preferred in exchange for $250,000.

    Holders of preferred shares have no voting rights.

    As of December 31, 2002, cumulative dividends in arrears on preferred stock were:

                  Series A                           $ 49,600
                  Series B                             40,900
                  Series C                             48,681
                  Series D                             11,736
                                                      --------
                                                     $150,917
                                                      ========

    Warrants

     The Company's redeemable warrants and underwriters warrants expired in April 2002 and April 2003, respectively, without being exercised.

    Options

    In March 2001, the Company granted 100,000 options to purchase common stock exercisable at $.25, per share, through March 2006 to two consultants to provide financial services.

    In April 2001, the Company granted a warrant to purchase 108,000 shares of common stock exercisable at $.25, per share, expiring on April 23, 2004, in consideration of a loan from a director/shareholder.

    During the years ended December 31, 2002 and 2001, a vendor exercised options to purchase an aggregate of 30,000 and 140,000 shares, respectively, of common stock at $.15, per share, as payment of a loan payable to the vendor.

    Through June 30 2002, the Company granted options to purchase 790,625 shares of common stock exercisable at $.24, per share, through January 2012 to a financial consultant.

     In March 2003, options to purchase 1,200,000 shares of common stock expired without being exercised.

    Reserved Shares

    As of December 31, 2002, the Company has reserved shares of common stock as follows:

          Series C conversions (a)                    8,333,333
          Series B conversions (a)                    5,566,667
          Non-plan options and warrants               7,469,336
          Options under the Plans                     2,569,000
          Underwriter's warrants (b)                    421,429
          Series D conversions                          312,501
          Litigation reserve                            250,000
          Series A conversions                           27,555
                                                     ----------
                                                     24,949,821
                                                     ==========

         (a)  assumes conversions as of December 31, 2002 at $.04, per share.
         (b)  expired April 2003, with none excercised.

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

    Under the 2000 Stock Option Plan (2000 Plan), the Company may grant options to purchase 2,000,000 shares of common stock to employees, directors, independent contractors and consultants of the Company. The Plan includes options to purchase an addition 250,000 shares of common stock, reserved for an Industrial and Scientific Advisory Committee to be formed as necessitated by the Company.

   The following table summarizes the activity of the Plans for 2002 and 2001.

                                                                 2002                           2001
                                                     -------------------------------   ------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                        Shares           Price         Shares        Price
                                                      ----------      -----------     ---------    ------------
Options outstanding, beginning of year                 5,414,000        $1.35        5,349,000        $1.50
Granted                                                                                300,000        $ .29
Canceled, exercised, expired or exchanged             (2,845,000)       $1.41         (235,000)       $3.46
                                                      ----------    --------------   -----------   ------------
Options outstanding, end of year                       2,569,000        $1.20        5,414,000        $1.35
                                                      ==========    ==============   ===========   ============
Options exercisable, end of year                       2,504,000        $1.24        5,149,000        $1.37
                                                      ==========    ==============   ==========    ============
Options available for grant, end of year               1,845,219                     1,845,219
                                                      ==========                     ==========
Weighted-average fair value of options granted
 during the year                                        $.00                            $.29
                                                      ==========                     ==========

    The following table summarizes information about stock options outstanding under the Plan at December 31, 2002:

                                         Weighted
                                          Average                                Weighted
                                         Remaining                                Average
   Range of         Outstanding          Contractual        Exercisable         Exercisable
Exercise Prices       Options           Life (Years)          Options              Price
  ---------          ----------         ----------          ----------          ----------
   $3.50                65,000             3.50
   $2.00                70,000             5.00                70,000               $2.00
   $1.75             1,200,000             1.25             1,200,000               $1.75
   $1.50                34,000              .88                34,000               $1.50
   $0.675              650,000             2.50               650,000               $0.675
   $0.50               100,000             8.25               100,000               $0.50
   $0.24                35,000            10.00                35,000               $0.24
   $0.20                60,000             3.75                60,000               $0.20
   $0.15               355,000             7.34               355,000               $0.15
                    -----------          ----------        ------------          ----------
$0.15 to $3.50       2,569,000             2.79             2,504,000               $1.14
                    ===========          ==========        ============          ==========


11. Litigation

    In February 2000, a former consultant commenced an action against the Company and its directors, alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock,
(2) $192,000 and (3) costs of this action. The Company and counsel do not believe the consulting fees are due and will continue to vigorously defend this action.


12. Revenues

    Sales of Technology

    The Company licenses the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales. In connection with a sale of technology, the Company is required to provide continuing technical assistance throughout the license and manufacturing periods.

   Foreign Sales

   During the years ended December 31, 2002 and 2001, foreign revenues were $2,246,262 and $3,890,546, respectively.

13. Concentrations

    The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

    During 2002 product sales to five customers were approximately 67% of total product sales. As of December 31, 2002, two customers accounted for 66% of total accounts receivable.

    During 2002 and 2001, purchases from three suppliers and two suppliers were approximately 76% and 86% of total purchases, respectively. As of December 31, 2002, accounts payable to four vendors were 46% of total accounts payable.

14. Acquisition of Thermal Waste Technologies, Inc.

    On February 28, 2002 the Company acquired all of the outstanding shares of Thermal Waste Technologies, Inc. (TWT). As a result of the acquisition, the Company has an additional product line and increased sales.

    The aggregate purchase price was $660,386, consisting of 620,000 shares of common stock, warrants to purchase 1,080,145 shares of common stock of the Company, the assumption of notes payable of $60,000 and expenses of $118,145. The warrants are exercisable at $.01, per share, through February 2012. The notes are payable in June 2004 and interest is payable quarterly at 10%, per annum. Included in expenses were $37,888 to a company owned by two former officers of the Company. The value of the common shares and warrants issued were determined based on the market price of the Company's common shares on the date of the acquisition, less the exercise price of the warrants.

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

             Cash                                   $        31
             Accounts receivable                          2,424
             Inventory                                   52,068
             Other current asset                         89,582
             Fixed Assets                                39,944
             Goodwill                                   554,543
             Accounts payable and accrued expenses      (73,841)
             Other Current Liabilities                   (4,365)
                                                      -----------
                                                    $   660,386
                                                      ===========

      The operations of TWT after February 28, 2002 have been included in the statement of operations.

15. Acquisition of Physicians and Pharmaceutical Services, Inc.

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

   The acquisition was accounted for under the purchase method of accounting as required under the recently issued Statement of Financial Accounting Standards No. 141, Business Combinations. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of PPSI at their respective fair values as of the closing date. The estimated fair values of the assets acquired and liabilities assumed were as follows:

             Cash                                   $    19,479
             Accounts receivable                         24,342
             Other asset                                 15,000
             Goodwill                                 1,774,119
             Accounts payable and accrued expenses      (73,705)
             Escrow deposit payable                     (10,000)
                                                      ----------
             Purchase price                         $ 1,749,235
                                                      ==========


   The operations of PPSI after December 31, 2001 have been included in the statement of operations.

   Certain common expenses of PPSI and its affiliated companies, owned by a stockholder/officer, have not been allocated.