Form 10QSB
period 2003-03-31
UNIVEC INC
filed 2003-05-16
CIK 1029825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 (No Fee Required)

               For the transition period from ________ to ________

                         Commission File Number: 0-22413

                                  UNIVEC, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         11-3163455
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       (Identification No.)

                   22 Dubon Court, Farmingdale, New York 11735
                    (Address of principal executive offices)

                                 (631) 777-2000
                           (Issuers telephone number)


                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)


     As of May 13, 2003, the Issuer had 33,616,095 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                          UNIVEC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX






PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET - March 31, 2003                3

                  CONSOLIDATED STATEMENT OF OPERATIONS - Three months
                     ended March 31, 2003 and 2002                           4

                  CONSOLIDATED STATEMENT OF CASH FLOWS - Three months
                     ended March 31, 2003 and 2002                           5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS          7

ITEM 3   CONTROLS AND PROCEDURES                                             8

PART II  OTHER INFORMATION                                                   9

ITEM 1   LEGAL PROCEEDINGS                                                   9

ITEM 2   CHANGES IN SECURITIES                                               9

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                     9

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

ITEM 5   OTHER INFORMATION                                                   9

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                   10

SIGNATURES                                                                  10

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information

                         UNIVEC, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2003

ASSETS
Current assets
Cash                                                         $    54,823
Accounts receivable                                              163,851
Due from factor                                                   48,125
Inventories                                                      459,480
Equipment for sale                                               251,717
Other current assets                                              81,176
                                                             -----------
     Total current assets                                      1,059,172

Fixed assets, net                                                523,578
Goodwill                                                       2,328,662
Other assets                                                      55,581
                                                             -----------
     Total assets                                            $ 3,966,993
                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                        $ 1,316,466
Capitalized lease obligation                                     112,789
Deferred payroll-officers                                        502,262
Loans payable-stockholder/officer                                  4,419
Notes and loans payable-current                                  310,304
Due to affiliated companies                                       35,645
Escrow deposit                                                    10,000
                                                             -----------
     Total current liabilities                                 2,291,885
Notes and loans payable                                          403,246
                                                             -----------
     Total liabilities                                         2,695,131
                                                             -----------
STOCKHOLDERS' EQUITY
     Preferred stock $.001 par value; 4,995,500 authorized;
      issued and outstanding:  none
     Series A 8% Cumulative convertible preferred stock,
      $.001 par value; authorized: 552 shares; issued
      and outstanding: 124 shares (aggregate liquidation value:
      $176,080)                                                        1
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 122 shares (aggregate liquidation value:
      $152,925)                                                        1
      Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value:($301,806)                                                 1
     Series D 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,250,000; issued and
      outstanding: 104,167 shares (aggregate liquidation value:
      value: ($264,861)                                              104
     Common stock $.001 par value; authorized: 75,000,000
      shares; issued and outstanding: 33,616,095                  33,616
     Additional paid-in capital                               10,294,785
     Accumulated deficit                                      (9,056,646)
                                                             ------------
     Total stockholders' equity                                1,271,862
                                                             ------------
     Total liabilities and stockholders' equity              $ 3,966,993
                                                             ============
See notes to the consolidated financial statements.

                         UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Operations (Unaudited)


                                                  Three months ended March 31,
                                              ----------------------------------

                                                 2003                   2002
                                              ------------       ---------------
Revenues                                       $2,251,616         $   650,989
                                              ------------       ---------------
Expenses:
  Cost of revenues                              2,067,738             572,950
  Marketing and selling                           136,866             232,804
  Product development                               4,693               1,892
  General and administrative                      231,812             286,148
  Interest expense, net                            23,816              17,055
  Other income                                                       (202,385)
                                              -------------      ---------------
     Total expenses                             2,464,925             908,464
                                              -------------      ---------------

      Net loss                                   (213,309)           (257,475)

Dividends attributable to preferred stock         (10,255)            (49,182)
                                              --------------     ---------------

Loss attributable to common stockholders    $   (223,564)      $     (306,657)
                                             ===============     ===============
 Share information:
      Basic net loss per share              $      (.01)       $        (.02)
                                             ===============     ===============

      Basic weighted-average
       number of shares outstanding:             32,847,588         14,897,646






              See notes to the consolidated financial statements.

                         UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)



                                                                     Three months ended March 31,
                                                            ----------------------------------------------

                                                                 2003                              2002
                                                            ------------                         ----------

Cash flows from operating activities:
Net loss                                                    $  (213,309)                       $  (257,475)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation                                                  51,402                             62,063
   Issuance of shares and options for services                                                      72,087
   Write-off of accounts payable                                                                  (111,339)

Changes in assets and liabilities,
 net of effects from acquisition:
   Accounts receivable                                          171,462                            405,385
   Due from factor                                              (48,125)                            (4,302)
   Inventory                                                      5,648                           (125,507)
   Other current assets and other assets                         24,605                            (21,714)
   Accounts payable and accrued expenses                        (50,359)                          (264,176)
   Other current liabilities                                                                         6,358
   Deferred payroll-officers                                    116,296                            109,615
                                                           ------------                         ----------
      Net cash provided by (used in) operating activities        57,620                           (129,005)
                                                           ------------                         ----------

Cash flows from investing activities:
    Investment in TWT (net of cash acquired of $31
    and notes payable of $37,888 and $60,000)                                                      (80,226)
   Purchase of fixed assets                                                                        (22,422)
                                                                                                    -------

      Net cash provided by (used in) investing activities                                        (102,648)
                                                                                                ----------

Cash flows from financing activities:
   Proceeds from sale of securities                                                                250,000
   Proceeds from loans payable-stockholder/officer                5,019                            114,140
   Proceeds from exercise of options                                                                39,550
   Payments of notes and loans payable                          (77,026)                          (122,167)
   Payments of capitalized lease obligations                    (36,250)                           (27,187)
   Proceeds from notes and loans payable                         18,200
                                                             ----------                         ----------
      Net cash (used in) provided by financing activities       (90,057)                           254,336
                                                             ----------                         ----------
      Net increase (decrease) in cash                           (32,437)                            22,683

Cash, beginning of period                                        87,260                             22,203
                                                            -----------                         ----------
Cash, end of period                                          $   54,823                        $    44,886
                                                             ==========                          =========



              See notes to the consolidated financial statements.

                         UNIVEC, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations

     Univec, Inc. (Company) produces, licenses and markets safer medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides fulfillment services of samples, distribution and marketing for pharmaceutical manufacturers. Thermal Waste Technologies, Inc. (TWT), a subsidiary, markets a medical waste disposal unit.

2. Summary of Significant Accounting Policies

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended December 31, 2002. Interim results are not necessarily indicative of the results for a full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Net Loss Per Share

    Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three ended March 31, 2003 and 2002. Dilutive net loss per share has not been presented because it was anti-dilutive.

4. Series B Preferred Stock Conversion

        During January and February 2003, a Series B Preferred Stock shareholder converted an aggregate of 45 Series B Preferred Stock shares for 1,843,322 shares of common stock at a price range of $0.0163 to $0.0325, per share.

Item 2. Management's Discussion and Analysis

Results of Operations

                        Condensed Consolidated Results of Operations

                                         Three months ended
                                              March 31,
                                  ------------------------------
                                    2003        2002     change
                                  --------   ---------   -------

Revenues                          $ 2,251,616    $ 650,989     245%
                                  -----------    ---------

Expenses:
Cost of Revenues                    2,067,738      572,950     261%


Marketing Expense                     136,866      232,804     (41%)

Product Development                     4,693        1,892     148%

General and
 Administrative                       231,812      286,148     (19%)

Interest Expense                       23,816       17,055      40%

Settlement of Litigation                          (202,385)
                                     ---------   ---------
Total Expenses                      2,464,925      908,464
                                    ----------   ---------

Net Loss                            $(213,309)   $(257,475)     (17%)
                                     =========   =========

         Revenues for the three month period ending March 31, 2003 increased by $ 1,600,627 (245%) as compared to the comparable period ended March 31, 2002, primarily as a result of PPSI's initial use of their group purchasing arrangement for the distribution of pharmaceuticals, which contributed revenues of $1,681,242. During the quarter ended March 31, 2002, PPSI has commenced the distribution of prescription drugs though its group purchasing arrangement, which will be a continuing source of revenues for Univec, while Univec continues to manufacture, sell and license the syringe and medical waste products.

         Univec's syringe product sales decreased $124,072 during the quarter. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. These syringes were produced by Univec's contract manufacturers. Univec is concentrating on both sales of product and licensing of the technology of its proprietary locking clip syringe, in addition to focusing on the marketing of its new products, including the sliding sheath syringe designed to protect health care workers from accidental needle-stick injury.

    As a result of the acquisitions of PPSI at December 31, 2001 and TWT at February 28, 2002, the Company has broadened its products and services and has begun to benefit with increased sales and services.

         Gross profit increased by $105,839 (135%), to $183,870 from $78,039, although the gross profit percentage decrease from 12% to 8%. The lower gross profit results from the contribution PPSI's distribution, utilizing group purchasing, which has a lower gross profit. Gross profit on the Univec syringe sales increased by 7% (58%) to 19% from 12% and contributed approximately $47,000 to gross profit, an increase of approximately 100%.

   Marketing costs decreased $95,938 (41%) over the comparable three month period, ending March 31, 2002. This decrease was primarily the result of a significant decrease in outside marketing consultant fees and commission expense.

   Product development expense for the three period ending March 31, 2003 increased by $2,801 over the comparable period for 2002, as a result of increased patent legal fees. As Univec continues to focus on marketing and sales of existing new products, product development expense will continue to remain relatively low.

   General and administrative costs for the three month period ending March 31, 2003 decreased $54,336 (19%) over the comparable period for 2002. The decreases result primarily from decreases in payroll and professional fees over the comparable period for 2002. The decrease in wages is the result of the cancellation of an employment contract.

   Interest expense, net, increased by $6,761 (39%) during the three months ending March 31, 2003, over the comparable period for 2002, primarily as a result of an increase in factoring expenses.

   Net loss decreased by $44,166 (17%) for the three month period ending March 31, 2003 as compared to the comparable 2002 period resulting from the increase in gross profit and decrease in expenses, all as discussed above, and offset in part by the non reoccurrence of the settlement of litigation.

Liquidity and Capital Resources

   Univec's working capital deficit increased $161,906 to $1,232,713 at March 31, 2003 from $1,070,807 at December 31, 2002, primarily resulting from a decrease in accounts receivable and an increase to deferred payroll and partially offset by repayments of notes and loans payable.

   Net cash from operating activities increased by $186,625 for the three month period ending March 31, 2003, primarily as a result the decreases in accounts receivable, other assets and the net loss.

   Financing activities used net cash of $90,057 during the three month period ending March 31, 2003, primarily as a result of the repayments of notes, loans and capitalized lease obligations.

   With the addition of PPSI's distribution operations and the continued marketing, sales and licensing of existing safety syringes, and the Demolizer, Univec anticipates positive net cash flow for operating activities in 2003. Univec is seeking commercial and private debt financing that, if received, will be utilized to expand production, which is needed to increase revenue. The relatively low trading price and volume of the common shares together with Univec's "Bulletin Board" listing hampered the Company's ability to raise equity capital.

   Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of the Company's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in Univec's SEC reports and it's Registration Statements.

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

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

   There has been no further activity on the litigation matter.

Item 2.  Changes in Securities

     During the Quarter ended March 31, 2003, a Series B Preferred Stockholder converted an aggregate of 45 shares of Series B Preferred Stock shares for 1,843,322 shares of Common Stock at a price range of $0.0163 to $0.0325, per Common Share.

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

(i)        Proposal to Elect Directors:

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

(ii)  Proposal to Ratify the Selection of Most & Company, LLP as
Univec's Auditors.

         For                   Against                 Abstain
      22,943,592               36,600                    600


Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               99.1 Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

               99.2 Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


     (b)      Forms 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: May 15, 2003                By: /s/ David Dalton
                                           ----------------------------------
                                           David Dalton
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Dated: May 15, 2003                By: /s/ Michael A. Lesisko
                                           ----------------------------------
                                           Michael A. Lesisko
                                           Chief Financial Officer
                                           (Principal Financial
                                             and Accounting Officer)

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


Date: May 15, 2003                            By: /s/ David Dalton
                                                  ----------------------------
                                                      David Dalton
                                                      Chief Executive officer

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


Date: May 15, 2003                             By: /s/ Michael Lesisko
                                                 -----------------------------
                                                       Michael Lesisko
                                                       Chief Financial Officer

                                                                   Exhibit 99.1

                              STATEMENT PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, David Dalton, Chief Executive Officer of Univec, Inc., certify, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Univec, Inc.


Dated: May 15, 2003

                                  By: /s/ David Dalton
                                          --------------------------------
                                          David Dalton, Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Univec, Inc. and will be retained by Univec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.2


                              STATEMENT PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael A. Lesisko, Chief Financial Officer, of Univec, Inc., certify, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Univec, Inc.


Dated: May 15, 2003

                           By: /s/ Michael A. Lesisko
                                  ----------------------------------
                                   Michael A. Lesisko, Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to Univec, Inc. and will be retained by Univec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.