Form 10QSB
period 2003-06-30
UNIVEC INC
filed 2003-08-14
CIK 1029825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

                      [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

               [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from ______ to ________

                         Commission File Number: 0-22413

                                  UNIVEC, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         11-3163455
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       (Identification No.)

              10 E. Baltimore Street, Suite 1404, Baltimore, MD 21202
                    (Address of principal executive offices)

                                 (410) 347-9959
                           (Issuers telephone number)


                  22 Dubon Court, Farmingdale, New York, 11735
              (Former name, former address, and former fiscal year,
                          if changed since last report)


     As of July 14, 2003, the Issuer had 33,616,095 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                          UNIVEC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX






PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - June 30, 2003                       3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three and
         six months ended June 30, 2003 and 2002                          4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Three and
         six months ended June 30, 2003 and 2002                          5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       8

ITEM 3   CONTROLS AND PROCEDURES                                          10

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                 11

SIGNATURES                                                                12

                                     PART I
                              FINANCIAL INFORMATION
Item 1:  Consolidated Financial Information

                          UNIVEC, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2003

ASSETS
Current assets
Cash                                                         $     7,738
Accounts receivable                                               72,820
Inventories                                                      407,021
Equipment for sale                                               251,717
Other current assets                                             137,832
                                                             -----------
     Total current assets                                        877,128

Fixed assets, net                                                478,405
Goodwill                                                       2,328,662
Other assets                                                      55,581
                                                             -----------
     Total assets                                            $ 3,739,776
                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                        $ 1,372,534
Capitalized lease obligation                                     112,789
Deferred payroll-officers                                        582,167
Loans payable-stockholders/officers                              112,419
Notes and loans payable-current                                  305,756
Due to affiliated companies                                       54,037
Escrow deposit                                                    10,000
                                                             -----------
     Total current liabilities                                 2,549,702
Notes and loans payable                                          403,246
                                                             -----------
     Total liabilities                                         2,952,948
                                                             -----------
STOCKHOLDERS' EQUITY
     Preferred stock $.001 par value; 3,748,000 authorized;
      issued and outstanding:  none
     Series A 8% cumulative convertible preferred stock,
      $.001 par value; authorized: 2,500 shares; issued
      and outstanding: none
     Series B 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 122 shares (aggregate liquidation value:
      $154,450)                                                        1
     Series C 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,000 shares; issued and
      outstanding: 250 shares (aggregate liquidation
      value:$304,931)                                                  1
     Series D 5% cumulative convertible preferred stock,
      $.001 par value; authorized: 1,250,000; issued and
      outstanding: 104,167 shares (aggregate liquidation value:
      value:  $267,986)                                              104
     Common stock $.001 par value; authorized: 75,000,000
      shares; issued and outstanding: 33,616,095                  33,616
     Additional paid-in capital                               10,294,788
     Accumulated deficit                                      (9,541,682)
                                                             ------------
     Total stockholders' equity                                  786,828
                                                             ------------
     Total liabilities and stockholders' equity              $ 3,739,776
                                                             ============
See notes to the consolidated financial statements.

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Operations (Unaudited)


                       Three months ended June 30,    Six months ended June 30,
                       ---------------------------    -------------------------
                              2003        2002          2003            2002
                           ----------   ---------     ----------      ---------

Revenues                   $4,327,899   $  863,027     $6,579,515    $1,514,015
                            ---------    ---------      ---------     ---------

Expenses:
 Cost of sales              4,021,459    6,089,197      1,174,670
 Marketing and selling        121,398      135,385        258,264       368,189
 Product development           15,530       22,623         20,223        24,515
 General and administrative   634,440      257,575        866,252       543,722
 Interest expense, net         20,108       30,894         43,924        47,949
 Settlement of litigation                                              (202,385)
 Loss on sale of equipment                 100,414                      100,414
 Forgiveness of deferred
  payroll                    (429,150)                    (429,150)
                            ---------    ---------      ----------    ----------
Total  expenses             4,812,935      719,460       7,277,860    1,627,924
                            ---------    ---------      ----------    ----------
Net (loss) income            (485,036)     143,567        (698,345)    (113,909)

Dividends attributable to
 preferred stockholders      (10,255)      (49,878)        (20,510)     (99,060)
                            ---------    ---------      ----------    ----------
(Loss) income attributable
 to common stock           $(495,291)   $   93,689     $  (718,855)  $ (212,969)
                            ========     =========      ==========    ==========
Share information:
 Basic net (loss) income
  per share                $    (.01)   $      .01     $      (.02)  $     (.01)
                            ========     =========      ==========    ==========
 Diluted net income
  per share                             $      .01
                                         =========

Weighted average number of
 shares outstanding:
  Basic                  33,616,095     15,883,308      32,307,211    15,393,200
                         ===========    ==========      ==========    ==========
  Diluted                               22,529,137
                                        ==========

See notes to the consolidated financial statements.

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)


                                                      Six months ended
                                                         June 30,
                                               -----------------------------
                                                  2003             2002
                                               ------------     ----------

Cash flows from operating activities:
Net loss                                       $ (698,345)      $ (113,909)
Adjustments to reconcile net loss to net cash
   used in operating activities:
 Issuance of shares and options for
  services                                                          72,088
 Depreciation                                      96,575          131,798
 Write-off of inventories                          50,000
 Write-off of deferred compensation               (18,016)
 Write-off of accounts payable                                    (111,339)
 Loss on sale of equipment                                         100,414
 Forgiveness of deferred payroll                                  (429,150)
Changes in assets and liabilities,
 net of effects from acquisition:
 Accounts receivable                              262,493          239,226
 Due from factor                                                   (14,250)
 Inventories                                        8,107           29,305
 Other current assets and other assets            (17,051)           1,318
 Accounts payable and accrued expenses             (9,288)        (506,423)
 Other current liabilities                                           6,358
 Deferred payroll-officers                        214,217          140,865
                                                ---------        ---------
Net cash used in operating activities            (111,308)        (453,699)
                                                ---------        ---------

Cash flows from investing activities:
 Proceeds from sale of equipment                                   130,706
 Investment in TWT (net of cash acquired
  of $31 and notes payable of $37,888 and
  $60,000)                                                         (80,226)
 Purchase of fixed assets                                          (22,424)
                                                                 ---------
Net cash provided by investing activities                           28,056
                                                                 ---------
Cash flows from financing activities:
 Proceeds from sale of securities                                  250,000
 Gross proceeds from loans
  payable-stockholders/officers                   112,419          237,450
 Proceeds from exercise of options                                  39,550
 Payments of notes and loans payable             (114,150)         (58,103)
 Payments of capitalized lease obligations        (36,250)         (54,375)
 Proceeds from notes and loans payable             51,375           22,586
 Increase in due to affiliated companies           18,392
                                                ---------        ---------
Net cash provided by financing activities          31,786          437,108
                                                ---------        ---------
Net (decrease) increase in cash                   (79,522)          11,465

Cash, beginning of period                          87,260           22,203
                                                ---------        ---------
Cash, end of period                            $    7,738       $   33,668
                                                =========        =========



See notes to the consolidated financial statements.

                          UNIVEC, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations

         Univec, Inc. (Company) produces, licenses and markets safer medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary of the Company, provides fulfillment services of samples, group purchasing arrangement (GPO) distribution and marketing for the pharmaceutical industry. Thermal Waste Technologies, Inc.
(TWT), a subsidiary of the Company, markets a medical waste disposal unit.

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

3. Net (Loss) Income Per Share

    Basic net (loss) income per share was computed based on the weighted-average number of common shares outstanding. Diluted net income per share was computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the three months ended June 30, 2002. Dilutive common equivalent shares consisted of common shares issuable upon the assumed exercises of certain stock options using the treasury stock method and the assumed conversions of all the preferred stock. For 2002, an adjustment was made for purposes of per share diluted computations to increase net income available to common shareholders for the dividends attributable to preferred stock of $49,878. Certain other options were not assumed exercised because inclusion would be anti-dilutive due to the exercise price being higher than the stock price used in the computation. Dilutive net loss per share for the six month periods ended June 30, 2003 and 2002, and for the three month period ended June 30, 2003 have not been presented because they were anti-dilutive.

      For the three months ended June 30, 2002, a reconciliation of the shares used in the computation of diluted net income per share is as follows:



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
                                                                   ==========

4.       Loans Payable-Stockholders/Officers

         As of June 30, 2003, included in loans payable-stockholders/officers were $108,000 of loans from two stockholders/officers payable on demand with interest at 5.5% per annum. These terms are equivalent to the borrowing obtained by the stockholders/officers who provided the loans to the Company.

         Subsequent to June 30, 2003, the Company borrowed an additional $66,249 from these two stockholders/officers under the same terms.

5.       Preferred stock

         During the quarter ended June 30, 2003, the Company adjusted the September 2002 exchange of Series A preferred stock by canceling an additional 124 shares, the remaining outstanding shares, without issuing any additional shares of common stock, resulting in the transfer of $1.00 to additional paid-in capital.

6. Subsequent Events

    Office Lease

         In connection with the Company's move of its principal office to Baltimore, Maryland, the Company has entered into a lease for approximately 23,000 square feet of office, production and warehouse space, effective July 15, 2003, for a term of one year, plus ten one year renewals. The Company is committed for an initial rent of $72,000, per year, increasing no more than 3% every three years. The Company shall pay as additional rent all operating costs, including labor, maintenance, taxes, licenses, insurance, utilities, etc.

    Equipment Lease

    A company owned by the majority stockholder of the Company is currently negotiating to acquire the equipment presently being leased to the Company, with a remaining balance of $112,789, and will continue to lease the equipment to the Company.

7. Sales

    For the three and six months ended June 30, 2003, sales included approximately $1,700,000 and $5,800,000, respectively, to affiliated companies owned by a stockholder/officer of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Condensed Consolidated Results of Operations

                            Three months ended                Six months ended
                                  June 30,                        June 30,
                         -----------------------          ----------------------
                         2003        2002     change       2003        2002     change
                       --------   ---------   -------    --------    --------   ------

Revenues            $ 4,327,899   $ 863,027     401 %   $6,579,515  $1,514,015   335%
                     ----------   ---------              ---------   ---------

Expenses:
Cost of Sales         4,021,459     601,719    568%      6,089,197   1,174,670   418%

Marketing and Selling   121,398     135,385    (10%)       258,264     368,189   (30%)

Product Development      15,530      22,623    (31%)        20,223      24,515   (18%)

General and
 Administrative         634,440     257,575    146%        866,252     543,722    59%

Interest Expense, Net    20,108      30,894    (35%)        43,924      47,949    (8%)

Settlement of Litigation                                              (202,385)

Loss on Sale of Equipment           100,414                            100,414

Forgiveness of Deferred
  Payroll                          (429,150)                          (429,150)

                     ----------    ---------              ---------   --------

Net (Loss) Income   $  (485,036)  $ 143,567   (438%)    $ (698,345) $ (113,909) (513%)
                     ==========    =========              =========  =========


   Revenues for Univec, Inc. ("Univec", "we" or "our") for the three month period ended June 30, 2003 increased by $ 3,464,872 (401%) as compared to the comparable period ended June 30, 2002, primarily as a result of the first full quarter of revenue of Physician and Pharmaceutical Services, Inc. ("PPSI") from its group purchasing arrangement (GPO) for the distribution of pharmaceuticals, which contributed revenues of $3,846,269. During the quarter ended June 30, 2003, PPSI revenue from its GPO has continued from the first quarter and will be a continuing source of revenues for us, while we continue to manufacture, sell and license syringe and medical waste products.

   Our international syringe product sales decreased $610,507 during the quarter due to our restructuring to enable us to increase internal production capability enabling us to build the necessary inventory levels. In the past, insufficient inventory levels resulted in lost revenues. Product sales consisted primarily of the 1cc locking clip syringe, a difficult-to-reuse syringe. These syringes are produced by our contract manufacturers. We are continuing to concentrate on both the sales of products and licensing of the technology of our proprietary locking clip syringe, in addition to focusing on the marketing of our new products, including the sliding sheath syringe designed to protect health care workers from accidental needle-stick injury and our medical waste product.

     Gross profit for the quarter ended June 30, 2003 increased by $45,132, (17%) to $306,440 from $261,308. The gross profit percentage decreased from 30% to 7%. The lower gross profit percentage results from the lower gross profit contribution from PPSI's GPO revenue. Gross profit on the Univec syringe sales decreased approximately $164,000 (56%) to 18% from 20%. We anticipate gross profit levels to remain at the reduced levels until our market-share provides increased gross profits, resulting from price increases.

   Sales for the six months ended June 30, 2003 increased by $5,065,500 (335%) as compared to the six months ended June 30, 2002, primarily as a result of PPSI's GPO revenue, which commenced in 2003.

   Sales of new products, including the sliding sheath syringe, medical disposal products, and PPSI's GPO, comprised 94% of the total sales for the three month period ending June 30, 2003 and 88% of the total sales for the six month period ended June 30, 2002, without consideration of sales of technology.

    As a result of the acquisitions of PPSI and Thermal Waste Technologies, Inc. ("TWT"), we have substantially broadened our product base and anticipate even greater increases in sales.

   Marketing and selling costs decreased $13,987 (10%) and $109,925 (30%) over the comparable three and six month periods, respectively, ended June 30, 2002. These decreases were primarily the result of decreases in licensing fees, freight expense and travel offset in part by wage increase in marketing.

   Product development expense for the three and six month periods ended June 30, 2003 decreased by $7,093 (31%) and $4,292 (18%), respectively, over the comparable periods during 2002. These decreases were the result of decreased expenditures for patent legal fees. As the Company continues to focus on marketing and sales of existing and already developed new products, product development expense will continue to remain relatively low.

   General and administrative costs for the three and six month periods ended June 30, 2003 increased $376,865 (146%) and $322,530 (59%), respectively, primarily resulting from developing the PPSI GPO.

   Interest expense, net decreased by $10,786 (35%) and $4,025 (8%) during the three and six months ended June 30, 2003, respectively, from the comparative periods in 2002, as a result of a decrease in factoring expense and a decrease of approximately $11,000 in letter of credit fees.

   Non-recurring forgiveness of deferred payroll of $429,150 by two officer/directors of the Company during the three months ended June 30, 2002 net of the loss on sale of equipment reduced expenditures during the six months ended June 30, 2002.

   Net loss for the three and six month periods ended June 30, 2003 increased by $628,603 (438%) and $584,436 (513%), respectively, as compared to the three and six month periods ended June 30, 2002. Without considering the nonrecurring items, the net loss increased by $299,867 (162%) and $53,315 (8%). The increases in the loss were primarily related to the cost of developing PPSI's GPO.

   During July 2003, we moved our principal office to Baltimore, Maryland. We entered into a lease for approximately 23,000 square feet for office, production and warehouse space for a term of one year, plus ten one year renewals, with an initial rent of $72,000, per year. Additionally, we are required to pay all operating costs, including labor, maintenance, taxes, licenses, insurance, utilities, etc. This lease increases our usable space at a cost lower than its previous facility. The new location also provides enhanced domestic sales opportunities and the capacity to realize its stated goal of increased internal production capabilities.
Liquidity and Capital Resources

   Our working capital deficit of $1,070,807 at December 31, 2002, increased to a deficit of $1,672,574 (56%) at June 30, 2003, primarily resulting from increases in deferred compensation and decreases in accounts receivable.

   Net cash used in operating activities decreased by $342,391 (75%) to $111,308 for the six months ended June 30, 2003 from $453,699 for the six months ended June 30, 2002, primarily due to the costs of developing the PPSI GPO and the reduction in the increase in accounts payable and accrued expenses, offset in part by an increase in deferred payroll.

   There was no cash provided by investing activities for the six months ended June 30, 2003.

   Net cash provided by financing activities decreased by $405,322 (93%) to $31,786 for the six months ended June 30, 2003 from $437,108 for the six months ended June 30, 2002. This decrease resulted from no sales of equity and reduced borrowings.

   Although revenue increased with the addition of PPSI's GPO operations and the continued marketing, sales and licensing of existing safety syringes, and the Demolizer, we still do not anticipate positive net cash flow from operating activities in 2003. We are actively seeking bank and private financing that, if received, will be utilized to expand production, which is needed to increase revenue. The relatively low trading price and volume of the common shares together with our "Bulletin Board" listing hampered our ability to raise equity capital.

   Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of our products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in our SEC reports and our Registration Statements.


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

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

   There has been no material developemnts on the litigation matter as previously disclosed in Form 10-KSB for the year ended December 31, 2002.


Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

         32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

         32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

      * Filed herewith.


(b) Form 8-K

      None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: August 13, 2003                      By: /s/ David Dalton

                                            ------------------------
                                            David Dalton
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: August 13, 2003                      By: /s/ Michael A. Lesisko

                                            -------------------------
                                            Michael A. Lesisko
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)