Form 10QSB/A
period 2003-06-30
UNIVEC INC
filed 2003-08-20
CIK 1029825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                  FORM 10-QSB/A

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

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Operations (Unaudited)


                       Three months ended June 30,    Six months ended June 30,
                       ---------------------------    -------------------------
                              2003        2002          2003            2002
                           ----------   ---------     ----------      ---------

Revenues                   $4,327,899   $  863,027     $6,579,515    $1,514,015
                            ---------    ---------      ---------     ---------

Expenses:
 Cost of sales              4,021,459      601,719      6,089,197     1,174,670
 Marketing and selling        121,398      135,385        258,264       368,189
 Product development           15,530       22,623         20,223        24,515
 General and administrative   634,440      257,575        866,252       543,722
 Interest expense, net         20,108       30,894         43,924        47,949
 Settlement of litigation                                              (202,385)
 Loss on sale of equipment                 100,414                      100,414
 Forgiveness of deferred
  payroll                                 (429,150)                    (429,150)
                            ---------    ---------      ----------    ----------
Total  expenses             4,812,935      719,460       7,277,860    1,627,924
                            ---------    ---------      ----------    ----------
Net (loss) income            (485,036)     143,567        (698,345)    (113,909)

Dividends attributable to
 preferred stockholders      (10,255)      (49,878)        (20,510)     (99,060)
                            ---------    ---------      ----------    ----------
(Loss) income attributable
 to common stock           $(495,291)   $   93,689     $  (718,855)  $ (212,969)
                            ========     =========      ==========    ==========
Share information:
 Basic net (loss) income
  per share                $    (.01)   $      .01     $      (.02)  $     (.01)
                            ========     =========      ==========    ==========
 Diluted net income
  per share                             $      .01
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