Form 10QSB
period 2003-09-30
UNIVEC INC
filed 2003-11-14
CIK 1029825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-QSB

             [x] Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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


     As of November 14, 2003, the Issuer had 34,366,095 shares of Common Stock, $0.001 par value, outstanding.

    Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                          UNIVEC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX






PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - September 30, 2003                   3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three and
           nine months ended September 30, 2003 and 2002                   4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Three and
           nine months ended September 30, 2003 and 2002                   5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        8

ITEM 3   CONTROLS AND PROCEDURES                                           11

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                 12

ITEM 2   CHANGES IN SECURITIES                                             12

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                  12

SIGNATURES                                                                 13

                                     PART I
                              FINANCIAL INFORMATION
Item 1:  Consolidated Financial Information

                          UNIVEC, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2003

ASSETS
Current assets
Cash                                                         $     5,968
Accounts receivable                                               61,308
Inventories                                                      398,438
Equipment for sale                                               251,717
Other current assets                                             157,422
                                                             -----------
     Total current assets                                        874,853

Fixed assets, net                                                430,702
Goodwill                                                       2,328,662
Other assets                                                      46,691
                                                             -----------
     Total assets                                            $ 3,680,908
                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                        $ 1,382,297
Deferred payroll-officers                                        681,047
Loans payable-stockholders/officers                              200,419
Notes and loans payable-current                                  412,997
Due to affiliated companies                                      133,224
Escrow deposit                                                    10,000
                                                             -----------
     Total current liabilities                                 2,819,984
Notes and loans payable                                          403,246
                                                             -----------
     Total liabilities                                         3,223,230
                                                             -----------
STOCKHOLDERS' EQUITY
Preferred stock $.001 par value; 3,748,000 authorized;
 issued and outstanding:  none
Series D 5% cumulative convertible preferred stock,
 $.001 par value; authorized: 1,250,000; issued and
 outstanding: 104,167 shares (aggregate liquidation value:
 value:  $271,111)                                                   104
Series E 5% cumulative convertible preferred stock,
 $.001 par value; authorized: 522; issued and
 outstanding: 522 shares (aggregate liquidation value:
 value:  $525,361)                                                     1
Common stock $.001 par value; authorized: 75,000,000
 shares; issued and outstanding: 34,366,095                       34,366
Additional paid-in capital                                    10,410,745
Accumulated deficit                                           (9,987,538)
                                                             ------------
     Total stockholders' equity                                  457,678
                                                             ------------
     Total liabilities and stockholders' equity              $ 3,680,908
                                                             ============
See notes to the consolidated financial statements.

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Operations (Unaudited)



                               Three months ended September 30,  Nine months ended September 30,
                               --------------------------------  -------------------------------
                                  2003              2002              2003               2002
                                 ------            -------           ------             ------
Revenues                     $ 4,064,148        $  712,145        $ 10,643,663       $ 2,226,160
                              ----------         ---------         -----------        ----------

Expenses:
 Cost of sales                 4,054,338           608,630          10,143,535         1,783,298
 Marketing and selling           109,546            75,571             367,810           443,889
 Product development               2,850             9,519              23,073            34,034
 General and administrative      224,063           199,183           1,090,315           742,570
 Interest expense, net            27,501            20,621              71,425            68,569
 Settlement of litigation                                                               (202,385)
 Loss on sale of equipment                                                               100,414
 Forgiveness of deferred
  payroll                                                                               (429,150)
                              ----------         ---------         -----------        ----------
Total  expenses                4,418,298           913,524          11,696,158         2,541,239
                              ----------         ---------         -----------        ----------
Net  loss                       (354,150)         (201,379)         (1,052,495)         (315,079)

Dividends attributable to
 preferred stockholders           (8,811)           (8,438)            (29,321)         (107,498)
                              ----------         ---------         -----------        ----------
Loss attributable to
 common stock                $  (362,961)       $ (209,817)       $ (1,081,816)      $  (422,577)
                              ==========         =========          ==========        ==========
Share information:
 Basic net loss per share    $      (.01)       $     (.01)       $       (.03)      $      (.03)
                              ==========         =========          ==========        ==========

Weighted average number of
 shares outstanding:
 Basic                        33,790,008        16,667,678          33,421,349        15,822,694
                              ==========        ==========          ==========        ==========




See notes to the consolidated financial statements.






                                        4

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)



                                         Nine months ended September 30,
                                         --------------------------------
                                             2003              2002
                                            ------            -------
Cash flows from operating activities:
 Net loss                                $(1,052,495)       $ (315,079)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Issuance of shares and options for
  services                                                      72,088
  Depreciation                               144,278           193,731
  Write-off of inventories                    45,000
  Issuance of common stock and options
  for services                                22,000
  Write-off of deferred compensation         (18,016)
  Write-off of accounts payable                               (111,339)
  Loss on sale of equipment                                    100,414
  Forgiveness of deferred payroll                             (429,150)
Changes in assets and liabilities, net
 of effects from acquisition:
  Accounts receivable                        274,005           128,904
  Inventories                                 21,690            68,701
  Other current assets and other assets      (42,751)           47,238
  Accounts payable and accrued expenses       (6,526)         (428,831)
  Other current liabilities                                     22,799
  Deferred payroll-officers                  313,097           221,080
                                          ----------         ---------
Net cash used in operating activities       (299,718)         (429,444)
                                          ----------         ---------
Cash flows from investing activities:
 Proceeds from sale of equipment                               130,706
 Investment in TWT (net of cash acquired
 of $31 and notes payable of $37,888 and
 $60,000)                                                      (80,226)
 Purchase of fixed assets                                      (17,554)
                                                             ---------
Net cash provided by investing
 activities                                                     32,926
                                                             ---------

Cash flows from financing activities:
 Proceeds from sale of securities             20,000           250,000
 Proceeds from loans payable-
  stockholders/officers                      200,419           223,450
 Proceeds from exercise of options                              39,550
 Payments of notes and loans payable        (144,985)         (100,451)
 Payments of capitalized lease
  obligations                               (149,039)          (72,500)
 Proceeds from notes and loans payable       179,452            70,981
 Increase in due to affiliated companies     112,579
                                          ----------         ---------
Net cash provided by financing activities    218,426           411,030
                                          ----------         ---------
Net (decrease) increase in cash              (81,292)           14,512

Cash, beginning of period                     87,260            22,203
                                          ----------         ---------
Cash, end of period                      $     5,968        $   36,715
                                          ==========         =========



See notes to the consolidated financial statements.
                                        5

                          UNIVEC, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)


1.  Nature of Operations

         Univec, Inc. (Company) produces, licenses and markets safer medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary of the Company, provides fulfillment services for pharmaceutical samples, group purchasing arrangement (GPO) distribution and marketing for the pharmaceutical industry. Thermal Waste Technologies, Inc. (TWT), a subsidiary of the Company, markets a medical waste disposal unit.

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

3.  Net Loss Per Share

    Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three and nine months ended September 30, 2003 and 2002. Dilutive net loss per share has not been presented because it was anti-dilutive.

4.  Equipment Financing

    During August, 2003, the Company purchased all of the equipment previously being leased under a capitalized lease in exchange for the remaining lease payments.

5.  Preferred Stock and Note Payable

    On August 12, 2003, the Company designated 2000 shares of Series E convertible preferred stock (Series E), with a par value of $.001 and a stated value of $1,000 per share. The Series E: (a) are non-voting, (b) have a liquidation preference equal to the stated value, plus unpaid cumulative dividends, (c) are entitled to receive dividends of 5%, per annum, of the liquidation value, prior to all other classes, and (d) are convertible into common stock through August 2006, when they become mandatorily convertible, at the lesser of $1.10 or market price, as defined, per share. The dividends may be paid in cash or common stock at the conversion price.

         On August 14, 2003 the Company issued 522 shares of Series E in exchange for all the outstanding shares of the Company's Series B and Series C preferred stock and all unpaid cumulative dividends thereon.

         On August 14, 2003, the Company borrowed $85,000 from the Series E holder, with interest at 8%, per annum, and principal payable on August 14, 2005, in cash or convertible shares of common stock. The note is convertible into shares of common stock at $.17, per share, as adjusted.

6.    Common Stock

         In August 2003, the Company sold 500,000 shares of common stock at $.04, per share, in cash, and a director converted a note payable of $5,000 into 250,000 shares of common stock, resulting in a loss of $15,000. As of September 30, 2003, an additional $10,000 may be converted into 500,000 shares.

         Effective April 2003, the Company granted options to purchase 2,000,000 shares of common stock to three officers, exercisable at $.04, per share, through April 2008, of which 1,333,334 are fully vested, 333,334 will vest in April 2004 and 333,333 will vest in April 2005, assuming the officer is still employed by the Company. The options were valued at $8,000. In addition, the Company granted these three officers the right to convert their loans into common stock at 110% of market value at the date of conversion. As of September 30, 2003, the aggregate value of such loans was $419,658.

         Effective April 2003, the Company granted options to purchase 500,000 shares of common stock to each of seven outside directors, exercisable at $.04, per share, through April 2008, which will vest over four years, assuming still a director of the Company. These options were valued at $14,000.

7.  Sales

      For the three and nine months ended September 30, 2003, sales included approximately $4,000,000 and $9,800,000, respectively, to affiliated companies owned by a stockholder/officer of the Company.

Item 2. Management's Discussion and Analysis

Results of Operations

                  Condensed Consolidated Results of Operations


                                   Three months ended                     Nine months ended
                                      September 30,                        September 30,
                             ----------------------------            ---------------------------
                             2003        2002     change           2003        2002      change
                           --------   ---------   -------        --------    --------    -----

Revenues                $ 4,064,148   $ 712,145    471%        $10,643,663   $2,226,160   378%
                          ---------   ---------                 -----------  ---------

  Expenses:
Cost of Sales             4,054,338     608,630    566%         10,143,535    1,783,298   469%

Marketing and Selling       109,546      75,571     45%            367,810      443,889   (17%)

Product Development           2,850       9,519    (70%)            23,073       34,034   (32%)

General and
 Administrative             224,063     199,183     12%          1,090,315      742,570    47%

Interest Expense, Net        27,501      20,621     33%             71,425       68,569     4%

Settlement of Litigation                                                       (202,385)

Loss on Sale of Equipment                                                       100,414

Forgiveness of Deferred
  Payroll                                                                      (429,150)
                          ---------    ---------               -----------    ---------

Net Loss                 $ (354,150)  $(201,379)   (76%)       $(1,052,495)   $(315,079)  (234%)
                          =========    =========               ===========    =========


   Revenues for Univec, Inc. ("Univec", "we" or "our") for the three month period ended September 30, 2003 increased by $ 3,352,003 (471%) as compared to the comparable period ended September 30, 2002, primarily as a result of the second full quarter of revenue of Physician and Pharmaceutical Services, Inc. ("PPSI") from its group purchasing arrangements (GPO) for the distribution of pharmaceuticals, which contributed revenues of $4,012,334. During the quarter ended September 30, 2003, PPSI revenue from its GPO continued to be a source of revenues for Univec, while the company continues to manufacture, distribute, sell and license auto-disabled and safety syringes and the (Demolizer) medical waste disposal units.

   Our international syringe product sales decreased $581,108 during the quarter due to relocation of our production, warehouse and administration facilities to Baltimore, Maryland. We believe the move will enable us to increase internal production capability that will help to build inventory levels. In the past, our insufficient inventory levels resulted in lost revenues. Syringe product sales consisted of 1cc locking clip syringe, a difficult-to-reuse syringe, and our other products. We are continuing to concentrate on both the sales of products and licensing of the technology of our proprietary auto-disable locking clip syringe internationally, in addition to focusing on the marketing of our new products, including the sliding sheath syringe in the United States. Univec Sliding Sheath syringes are designed to protect health care workers from accidental needle-stick injury as required by the needle stick prevention law.

         Gross profit for the quarter ended September 30, 2003 decreased by $93,705, to $9,810 from $103,515. The gross profit percentage decreased from 15% to none. The lower gross profit percentage results from the lower sales of our 1cc locking clip syringe and the lower gross profit contribution from PPSI's GPO revenue. Further, as a result of the previously mentioned relocation, gross profit on the Univec syringe sales decreased approximately $186,000 (148%) from $125,041 (18%). Gross profit from syringe sales decreased primarily as a result of continuing depreciation of $43,642 and non-variable overhead costs of $76,290. We anticipate gross profit levels to remain at current levels until we increase our market penetration, increase our prices and/or realize anticipated production or economic benefits as a result of our relocation.

   Sales for the nine months ended September 30, 2003 increased by $8,417,503 (378%) as compared to the nine months ended September 30, 2002, primarily as a result of PPSI's GPO revenue, which commenced in 2003.

   Sales of new products, including the sliding sheath syringe, medical disposal units (Demolizer) and PPSI's GPO, comprised 99% of the total sales for the three month period ending September 30, 2003 and 91% of the total sales for the nine month period ended September 30, 2003.

    As a result of the acquisitions of PPSI and Thermal Waste Technologies, Inc. ("TWT"), we have broadened our product bases and we anticipate increases in sales on a period by period basis if we can increase our market penetration.

   Marketing and selling costs increased $33,975 (45%) over the comparable three month period ended September 30, 2002. However, such costs decreased $76,079 (17%) over the nine month period ended September 30, 2002. These nine month decreases were primarily the result of decreases in consulting fees, advertising, commissions, freight and travel expenses offset in part by increases in marketing salaries.

   Product development expense decreased as a result of reduced expenditures for patent legal fees and product testing. As the Company continues to focus on marketing and sales of existing products, product development expense will continue to remain relatively low.

   General and administrative costs for the three and nine month periods ended September 30, 2003 increased $24,880 (12%) and $347,745 (47%), respectively, primarily resulting from developing the PPSI GPO. This increase during the nine month period was offset in part by payroll expenditure reductions of $79,975 (32%) and professional fee reductions of $88,919 (44%).

   Interest expense, net, increased by $6,880 (33%) and $2,856 (4%) during the three and nine months ended September 30, 2003, respectively, from the comparative periods in 2002, as a result of increases in borrowings offset by reductions in interest rates.

   Non-recurring forgiveness of deferred payroll of $429,150 by two officer/directors of the Company and a $202,385 litigation settlement during the nine months ended September 30, 2002 net of the $100,414 loss on sale of equipment reduced expenditures during the nine months ended September 30, 2002.

   Net loss for the three and nine month periods ended September 30, 2003 increased by $152,771 (76%) and $737,416 (234%), respectively, as compared to the three and nine month periods ended September 30, 2002. Without considering the nonrecurring items, the net loss increased by $152,771 (76%) and $206,295 (24%), respectively. The increases in the loss were primarily related to the costs of relocating the production, warehouse and administrative site and developing PPSI's GPO.

   The working capital deficit of $1,070,807 at December 31, 2002, increased to a deficit of $1,945,131 (82%) at September 30, 2003, primarily from net increases in notes and loans payable and deferred compensation and decreases in accounts receivable, resulting from the relocation and developing the PPSI GPO.

   Net cash used in operating activities decreased by $129,726 (30%) to $299,718 for the nine months ended September 30, 2003 from $429,444 for the nine months ended September 30, 2002, primarily due to the reduction in accounts payable and accrued expenses, offset in part by the costs of developing the PPSI GPO and an increase in deferred payroll.

   Net cash provided by financing activities decreased by $192,604 (47%) to $218,426 for the nine months ended September 30, 2003 from $411,030 for the nine months ended September 30, 2002. This decrease resulted from an approximate
$270,000 reduction in proceeds from equity securities and an increase in payments of borrowings of approximately $121,000, offset by an approximate $198,000 increase in new borrowings.

   Although revenue increased with the addition of PPSI's GPO operations and the continued marketing, sales and licensing of existing safety syringes and the Demolizer, we do not anticipate positive net cash flow from operating activities in 2003. We are actively seeking bank and/or private financing that, if received, will be utilized to expand production, which is needed to increase revenue. The relatively low trading price and volume of the common shares hampered our ability to raise equity capital.

   Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of our products, timely development and reception of new products, impact of competitive products, development of an effective organization, interruptions to production, our ability to increase internal production capability that will help to build inventory levels, our ability to increase our market penetration, our ability to increase our prices, whether we realize anticipated production or economic benefits as a result of our relocation and other risks detailed from time to time in our SEC reports and our Registration Statements.

Item 3.  Controls and Procedures.

   Based on their evaluation required by Rule 13a-15(b) or 15d-15(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

   There has been no material developments on the litigation matter as previously disclosed in Form 10-KSB for the year ended December 31, 2002.

Item 2. Changes in Securities

         During the quarter ended September 30, 2003, the Company issued 500,000 shares of common stock to an accredited investor in exchange for $20,000. These shares were issued in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

         During the quarter ended September 30, 2003, the Company issued 250,000 shares of common stock to a director in exchange for a note payable of $5,000. These shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         No commissions or fees were incurred or discounts given in connection with these sales of securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

   On August 5, 2003 the Company conducted its annual meeting for the year 2002.

    The following directors were elected for the ensuing year. The election tabulation of the directors election is as follows:

              Name                           For                Withheld

         David Dalton                     27,115,269              15,373

         John Frank                       27,115,269              15,373

         Alan Gold                        27,115,269              15,373

         S. Robert Grass                  27,115,269              15,373

         Richard Mintz                    27,115,269              15,373

         Andrew Rosenberg                 27,115,269              15,373

         Joel Schoenfeld                  27,115,269              15,373

         William Wooldridge               27,047,269              83,373


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

         32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

         32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.


(b) Form 8-K

      None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: November 14, 2003                    By: /s/ David Dalton

                                            ------------------------
                                            David Dalton
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: November 14, 2003                    By: /s/ Michael A. Lesisko

                                            -------------------------
                                            Michael A. Lesisko
                                            Chief Financial Officer
                                               (Principal Financial
                                                 and Accounting Officer)