Form 10QSB/A
period 2003-09-30
UNIVEC INC
filed 2004-01-05
CIK 1029825

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


     As of December 29, 2003, the Issuer had 35,133,411 shares of Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format:

                               Yes      No  X
                              -----     -----

                          UNIVEC, INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
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

7.  Litigation

      In December 2003, the Company assigned certain patents to settle a collection matter, as payment of a note and interest thereon, for an aggregate of $99,434. The Company also received a perpetual royalty fee license to use these patents with certain territorial restrictions. In addition, the Company assigned 85% of future royalties from another license previously sold.

      In July 2003, an employee commenced a collection action against the Company in the amount of approximately $195,000. The Company has asserted defenses, as well as claims in excess of the alleged collection amount, against the employee. Settlement discussions are continuing.

         In November 2003, a former consultant commenced a collection action against the Company for fees of $189,525, plus interest, and 785,750 shares of common stock of the Company or the value of the shares, plus costs and fees.

      All of these matters were previously accrued as incurred.


  8.  Sales

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

Liquidity and Capital Resources

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

   We are currently experiencing short term insufficient working capital. Although liabilities have increased by approximately $150,000 since September 30, 2003, approximately $1,400,000 of current liabilities are due to certain officers, directors, affiliated companies under their control and others who are not currently seeking repayment, and approximately $200,000 has been paid or settled. In addition, we are in the process of attempting to complete two debt financings of $1,000,000 to be used for working capital and production expansion. We are also continuing our search for additional debt and/or equity financing. Although there is no assurance that the these financings will actually close or others will occur, we believe our current actions, together with increasing revenues, will enable us to overcome our short term insufficient working capital. If we cannot, we may have to substantially curtail our operations or sell certain of our assets.

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

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

      On July 17, 2003, the Company was advised that an employee, Jonathan Bricken ("Bricken"), had filed a claim for unpaid wages with the Connecticut Department of Labor, Wage and Workplace Standards Division. The claim is in the amount of approximately $182,808 for wages, plus approximately $12,000 related to health and dental insurance premiums, plus interest. The Company has asserted defenses, as well as claims against Bricken, including a claim that Bricken entered into one or more agreements with third parties on behalf of the Company without notifying or obtaining the approval of either the Company's President or Board of Directors, resulting in damages to the Company in excess of the alleged liability to Bricken. The President of the Company and Bricken met with the Connecticut Department of Labor in an effort to resolve the matter without immediate success. Although negotiations are continuing, there is no assurance that the matter will be resolved in the Company's favor. Litigation, if necessary, would be adverse to the Company in light of our need for short-term capital.

      In November 2003, Allegent Growth Strategies, L.L.C. ("Allegent") served a complaint in the Supreme Court of New York, County of New York (index number 603394-03) against the Company and David Dalton, S. Robert Grass and Michael Lesisko, as officers of the Company, seeking (a) compensation for consulting services in the amount of $189,525 plus interest from August 1, 2001, (b) 785,750 shares of the Company's common stock and/or the value of said shares, and (c) costs, disbursements and attorneys fees. Should the Company be unsuccessful in defending the claim, it will be adverse to the Company in light of our needs for short-term capital.

      All such amounts have been accrued.

Item 2. Changes in Securities

      In August 2003, the Company sold 500,000 shares of common stock to an accredited investor for $20,000. These shares were sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

      In August 2003, the Company issued 250,000 shares of common stock to a director in exchange for cancellation of a note payable of $5,000. These shares were issued in reliance on the exemption from registration afforded by Section 4(2)of the Securities Act of 1933.

      On August 14, 2003 the Company issued 522 shares of Series E to an accredited investor in exchange for all the outstanding shares of the Company's Series B and Series C preferred stock and all unpaid cumulative dividends thereon. These shares were issued in reliance on the exemptions from registration afforded by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

      On August 14, 2003, the Company borrowed $85,000 from the Series E holder, with interest at 8%, per annum, and principal payable on August 14, 2005, in cash or convertible into shares of common stock. The note is convertible into shares of common stock at $.17, per share, as adjusted. The note was issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Item 5. Other Events.

      In October 2003, a judgment was entered by the Supreme Court of the State of New York, County of Suffolk, and in November 2003, a judgment was entered by the Circuit Court for the City of Baltimore in the State of Maryland (the "Judgments"), each ordering the Company to pay approximately $99,434 to Syrinter, Ltd. ("Syrinter"), as a result of the Company's failure to make payments to Syrinter under a promissory note dated July 16, 2003, in the principal amount of $96,692, and a security agreement of the same date. In December 2003, the Company and Syrinter entered into a settlement agreement and a license agreement, pursuant to which Syrinter acquired ownership of certain of the Company's patents that were collateral under the security agreement, on the condition that the Judgments would be lifted, the Company's obligation to Syrinter was fully discharged, the Company retained ownership of all of its equipment that was collateral under the security agreement and the Company acquired a perpetual, royalty-free license to use the assigned patents within certain territorial restrictions. In addition, commencing September 1, 2003, the settlement agreement and license agreement assigned to Syrinter 85% of future royalties generated from the Patent License Agreement dated as of August 7, 2000, by and between the Company and Terumo Europe N.V., as amended.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

        3.1 Certificate of Designation of Series E Convertible Preferred Stock, filed August 14, 2003.

       10.1 Exchange Agreement by and between the Company and The Shaar Fund, Ltd., dated August 14, 2003.

       10.2 Securities Purchase Agreement by and between the Company and The Shaar Fund, Ltd., dated August 14, 2003.

       10.3 8% Convertible Promissory Note in the principal amount of $85,000, dated August 14, 2003, issued to The Shaar Fund.

       10.4 Settlement Agreement by and between the Company and Syrinter, Ltd., dated as of December 15, 2003.

       10.5 License Agreement by and between the Company and Syrinter, Ltd., dated as of December 15, 2003.

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

                                           UNIVEC, INC.

Dated: December 29, 2003                    By: /s/ David Dalton
                                            ------------------------
                                            David Dalton
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: December 29, 2003                    By: /s/ Michael A. Lesisko

                                            -------------------------
                                            Michael A. Lesisko
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)