Form 10KSB
period 2003-12-31
UNIVEC INC
filed 2004-05-14
CIK 1029825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-KSB
                             ---------------------

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                         1934 For the fiscal year ended
                                December 31, 2003


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

                              ---------------------

                                4810 Seton Drive
                               Baltimore, MD 21215
                                 (410) 347-9959
          (Address and telephone number of principal executive office)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Revenues for the issuer's most recent fiscal year were $16,133,652.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on May 6, 2004 was $3,109,744.
                            ---------------------
                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

    As of May 6, 2004 the issuer had 37,871,795 shares of common stock, $.001 par value, outstanding.


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

        The Company is in a dispute with Jonathan Bricken, the current president of Thermal Waste Technology, Inc. due to former principal actions which have hampered the ability of the Company to fulfill its strategy. See "Item 3 - Legal Proceedings".

     In 1997, Univec commenced production and sales of its 1cc Auto-Disable Syringes (AD-syringes), which are designed to make accidental or deliberate reuse difficult. The accidental or deliberate reuse of syringes is a frequent cause of the spread of the human immunodeficiency ("HIV") and hepatitis viruses, as well as other blood-borne pathogens. Univec has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") to market it's AD-Syringes in the United States.

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

     Univec markets its AD-Syringes and Sliding Sheath Safety Syringes to governments of developing countries, provided that such syringes are manufactured in the United States, private hospitals and health facilities in the United States, and distributors in the United States.

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

     Univec has shipped its lcc AD-Syringes to over 80 countries. Univec intends to market its Safety-Shield syringes, as well as the Demolizer medical waste disposal system to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. Univec is a licensee of products and proprietary manufacturing processes relating To 1cc AD-Syringes. For manufacturing in our facilities. The Company markets such syringes to governments of developing countries, private hospitals and medical facilities. To stimulate demand for its safety syringes, Univec plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

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

     Univec's lcc locking syringes are being assembled by contract manufacturers in the United States, China and Portugal. (See Item 1, "Description of Business" and Item 3 "Legal Proceedings" for the current status of the Compnay's business including the demolizer and its relationship to its former owner, Jonathan Bricken). The Portuguese and United States manufacturers also mold the Company's proprietary syringe plungers. Univec owns stamping, assembly, and molding equipment at its U.S. contract manufacturer. Univec relocated its clip plunger assembly production facility designed to produce 1cc AD-Syringes from Farmingdale, New York to Baltimore, Maryland during July 2003. These assemblies are shipped to our contract manufacturers to produce Auto-Disable Syringes.

     Univec's syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by Univec. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Tyco, and other syringe manufacturers. Univec has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow-barreled, difficult-to-reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for some of the syringes sold by Univec have been manufactured by a Portuguese contract manufacturer. Univec has been successful through other sources worldwide in purchasing barrels to increase the overall production capacity. In addition, Univec continues to send clip plunger assemblies produced in the U.S. to syringe manufacturers to also increase overall production. Univec continues to pursue alternate sources of supply for components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on Univec's business.

     The Demolizer is produced by a contract manufacturing facility in Connecticut.

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

     PPSI's competition comes from traditional sampling providers that include the actual drug samples and other pharmaceutical benefit management companies that offer similar services such as Caremark and Medco Health.

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

     In the past, Univec has filed patent applications for its locking clip and aspirating plunger in certain foreign countries participating in the Patent Cooperation Treaty (Canada, Brazil, Mexico, certain European countries, Japan, South Korea, China, Russia and Australia). However, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States, and accordingly, patent protection in such countries may be different from patent protection provided by United States laws. In December 2003, to settle an outstanding note with Syrinter, Ltd. (Switzerland), the Company assigned certain patents for the 1cc auto-disabled syringe as in full payment of the note and interest thereon. The Company in turn received relief from restrictive patent payments and a perpetual license to exploit these patents provided manufacturing occurs in the United States. In addition, the Company will continue to receive 15% of future royalties being earned from the licensing of these items.

     Univec has registered trademarks UNIVEC(R), and Rx Ultra(R), Rx Plus, The Univec Crest and the symbol representing no second use, (i.e., the number 2 crossed out inside of a circle), with the United States Patent and Trademark Office.

     In March 2001, Univec exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. Univec is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 previously paid. As of December 31, 2003, Univec has sold only an insignificant amount subject to royalties under this agreement.

     In July 2000, Univec received FDA approval of the sliding sheath syringe and began to manufacture and market this product in 2001.

     In August 2000, Univec entered into a licensing agreement providing for the non-exclusive, worldwide use of Univec patents for the manufacturing, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales and for the sale of equipment necessary to manufacture the product. In accordance with this agreement, Univec has earned royalties of $109,690 and $128,677 for the years ended December 31, 2003 and 2002, respectively.

     In 2003 the Company assigned certain patents to a creditor in payment of an amount due and also assigned the future royalties under the auto-disable syringe licensing agreement. The Company has licensed back the rights under these patents to market and manufacture in North America.

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

Research and Development

     For the years ended December 31, 2003 and 2002, Univec expended $28,617 and $45,873, respectively, on product development expenses.

Employees

     As of May 4, 2004, Univec employed five persons, including three full time in sales and marketing, one full time in financial administration, and one part time in production. None of Univec's employees is covered by a collective bargaining agreement.

     As of May 4, 2004, PPSI had no employees, but utilizes outside marketing representatives and consultants for marketing and employees of affiliated companies, owned by a stockholder/officer of the Company, to provide certain administrative services. These expenses, together with other expenses, have not been allocated between these companies.

     As of May 4, 2004 TWT utilizes the employees of Univec for sales and marketing.


Item 2. Description of Property.

     Univec occupies a production facility, warehouse, administrative, and executive offices in Baltimore, MD (comprised of approximately 22,000 square feet of space) pursuant to a lease that expires in July 15, 2004 with ten (10) renewable one (1) year option terms which are automatically renewable by Univec. Rental expense for the space is $72,000 per annum plus certain common charges maintenance costs and real estate tax, subject to a maximum increase of 3% for each three year term.

     PPSI shares office space with affiliated companies, owned by the Chief Executive Officer of Univec. The expenses of the space, together with other expenses, that would be allocated to PPSI are insignificant.


Item 3. Legal Proceedings.

     On July 17, 2003, the Company was advised that an employee who joined the Company through the acquisition of Thermal Waste Technology, Jonathan Bricken ("Bricken"), had filed a claim for unpaid wages with the Connecticut Department of Labor, Wage and Workplace Standards Division. The claim is in the amount of approximately $200,000 for wages, plus approximately $12,000 related to health and dental insurance premiums, plus interest. On March 29, 2004, case was entered in the U. S. Dstrict Court for the District of Connecticut. The Company has asserted defenses, as well as claims against Bricken, including a claim that Bricken entered into one or more agreements with third parties on behalf of the Company without notifying or obtaining the approval of either the Company's President or Board of Directors, resulting in damages to the Company in excess of the alleged liability to Bricken. The President of the Company and Bricken met with the Connecticut Department of Labor in an effort to resolve the matter without immediate success. Although negotiations are continuing, there is no assurance that the matter will be resolved in the Company's favor. Litigation, if necessary, would be adverse to the Company in light of our need for short-term capital.

     On March 10, 2004, Allegent Growth Strategies, L.L.C. ("Allegent") and the Company entered a settlement agreement, related to (a) compensation for acquisitions of PPSI and TWT and consulting services in the amount of $165,000 without interest payable in monthly installments until March 2007 plus (b) 718,750 warrants to purchase shares of the Company's common stock at $0.25 to $0.29 per share through December 31, 2006.

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

Item 4  Submission of Matters to Vote of Security Holders.

    The Annual Meeting of Stockholders of Univec, Inc. for the year ended December 31, 2002, was held on August 5, 2003, to consider and vote upon:

                (i)   a proposal to elect S. Robert Grass, Dr. David
                      Dalton, Joel Schoenfeld, Dr. Alan Gold, John Frank, Richard Mintz, Dr. Andrew Rosenberg and William Wooldridge as directors,

      The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

(i) Proposals to Elect Directors:
                                                 For        Withhold Authority
                  S. Robert Grass              27,115,269             15,373
                  David Dalton                 27,115,269             15,373
                  Joel Schoenfeld              27,115,269             15,373
                  Alan H. Gold, M.D.           27,115,269             15,373
                  John Frank                   27,115,269             15,373
                  Richard Mintz                27,115,269             15,373
                  Andrew Rosenberg, M.D.       27,115,269             15,373
                  William Wooldridge           27,047,269             83,373




Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)(1) Prior to July 2, 1999, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") traded on the Nasdaq SmallCap Market. Following that date, the common stock and warrants have been quoted on the OTC Bulletin Board under the symbols "UNVC" and "UNVCW", respectively.

Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the over-the-counter bulletin board from January 1, 2002 through December 31, 2003 and the first quarter of 2004.

                                                           Common Stock                  Warrants
                                                             ("UNVC")                    ("UNVCW")
                                                    --------------------------   -------------------------
                  Quarter Ended                         High           Low           High          Low
--------------------------------------------------   ------------   -----------   -----------   -----------

March 31, 2002                                      $  0.360       $ 0.190           None           None
June 30, 2002 (a)                                   $  0.280       $ 0.120           None           None
September 30, 2002                                  $  0.150       $ 0.050
December 31, 2002                                   $  0.080       $ 0.010
March 31, 2003                                      $  0.070       $ 0.040
June 30, 2003                                       $  0.010       $ 0.110
September 30, 2003                                  $  0.260       $ 0.050
December 31, 2003                                   $  0.140       $ 0.070
March 31, 2004                                      $  0.090       $ 0.150


(a) Through April 2002, the expiration date of the warrants.


     (2) As of December 31, 2003, there were 120 holders of record of the Common Stock.

     (3) During the fiscal year ended December 31, 2003, Univec sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about Univec, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.


1. During 2003, Univec converted 45 shares of Series B Preferred Stock to 1,843,322 common shares at $.10 per common share.

2. On August 30 2003, an independent investor bought 500,000 common shares directly from Univec at $.04 per share.

3. On September 30, 2003, Univec issued 250,000 shares of common stock at $.02, per share, the agreed value of the shares to an officer/director of Univec as payment of $5,000 of notes payable.

3. On October 9, 2003, Univec converted 30 shares of Series E Preferred Stock to 340,909 common shares at $.09 per common share.

4. On December 11, 2003, a Company officer excercised 166,667 common stock options at $.04 per share.

5. On December 11, 2003, Univec issued 194,805 shares of common stock to an officer as payment of $15,000 of accrued salaries and notes payable.

6. On December 17, 2003, Univec issued 100,000 shares of common stock to a vendor in exchange for consulting services rendered.


Item 6. Management's Discussion and Analysis

   The following discussion and analysis should be read in conjunction with Univec, Inc's ("Univec", "we" or "our"), consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Results of Operations

                  Condensed Consolidated Results of Operations

                             2003           2002          Change
                          -----------    -----------    ----------

Revenues                  $16,133,652     $2,887,510      (459)%
                           ----------     ----------
Expenses:
Cost of Revenues           15,722,885      2,407,976       553%
Marketing and Selling
  Expense                     387,765        511,969       (24%)
Product Development            28,617         45,873       (38%)
General and
  Administrative            1,478,913        973,826        52%
Interest Expense, Net          85,941         84,483         2%
Gain on Extinguishment
  of Debt                      (24,872)

Forgiveness of
  Deferred Payroll                          (429,150)
Litigation Settlement                       (202,385)
                           ----------      ----------
Total Expenses            (17,679,253)    (3,392,592)      421%
                           ----------      ----------
Net Loss                  $(1,545,601)    $ (505,082)     (206%)
                           ==========      ==========

         As illustrated in the table above, overall revenues for the year ended December 31, 2003 increased by $13,246,142 459% as compared to the previous year. Product sales alone for the year ended December 31, 2003 showed an increase of $13,256,101 (481%) as compared to the year ended December 31, 2002. The commencement of group purchasing of pharmaceutical drugs (GPO) was responsible for $14,743,440 of the increased sales during 2003.

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

       The Company is concentrating on sales of product and on licensing of the technology of its sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. As a result of the Federal Needlestick Safety and Prevention Law signed into law in November 2000, the Company anticipates an increasing domestic market for the sliding sheath syringe. The law revises the Bloodborne Pathogens Standard under the Occupational Safety and Health Act of 1970 to include safer medical devices, such as syringes or sharps with engineered sharps injury protections designed to eliminate or minimize occupational exposure to bloodborne pathogens through needlestick injuries. It requires certain parties to adopt plans and changes in technology that eliminate or reduce exposure to needlestick injury. The effective compliance date for the law was April 18, 2001, and the Company is expending additional sales resources on this product.

   Gross profit for the year ended December 31, 2003 decreased to 3% from 17% in 2002. Gross profit based on product sales for the year ended December 31, 2003 decreased to 2% from 5% as compared to 2002. Considered separately, gross profit for each of the first three quarters of 2003 evidenced an unfavorable decrease, resulting from the lower sales of our 1cc clip syringe and the lower gross profit contribution from PPSI's GPO revenue. Further, as a result of the previously mentioned relocation, gross profit on the Univec syringe sales decreased approximately $445,606 (137%) from $324,748 (13%) to a gross loss of $(145,857). The negative syringe gross profit is primarily the result of continuing depreciation of $176,892 and non-variable overhead costs of $69,778. We anticipate gross profit levels to remain at current levels unless we increase our market penetration, increase our prices, product mix and/or realize anticipated production or economic benefits as a result of our relocation.

   Marketing and selling costs in 2003 decreased $124,200 (24%) from 2002. This decrease is due to decreases in shipping costs, rent, and travel expenses, marketing consulting costs offset primarily by increases in marketing compensation costs. These compensation costs were incurred to generate new sales contracts and to expand existing product markets.

   Product development expense for the year ended December 31, 2003 decreased by $17,256 (38%) as compared to 2002. This decrease was the result of decreased expenditures for patent legal costs and product testing expense.

   General and administrative expenses for the year ended December 31, 2003 increased $505,087 (52%) as compared to 2002. This increase is due primarily to increases in GPO rebate costs, insurance, relocation costs expenses and securities maintenance expenses offset in part by decreases in compensation.

   Interest expense for the year ended December 31, 2003 increased by $1,458 (2%) as compared to 2002 primarily as a result of continuing reduced commercial loan interest rates over the period.

   The net loss for 2003 increased $1,040,519 (206%) as compared to 2002. This increase was due in part to the nonrecurring benefit of 2002 forgiveness of $429,150 deferred payroll and a litigation settlement amounting to $202,385.

Liquidity and Capital Resources

   Univec's working capital deficit increased from $1,070,807 at December 31, 2002 to $2,399,823 at December 31, 2003, primarily resulting from increases in accounts payable and accrued expenses of $1,204,702 and deferred payroll of $536,933 offset in part by a $938,009 increase in accounts receivable. The introduction of the GPO program was responsible for increases in accounts payable and accrued expenses of $1,158,480 and also a $1,182,308 increase in accounts receivable. As a result of the operating losses for the year 2003, Univec is seeking additional debt financing.

   Net cash used in operating activities increased by $29,545 to $326,146 from $296,601 for the years ended December 31, 2003 and 2002, respectively, primarily due to increases in the net loss and accounts receivable offset in part by an increase in accounts payable and accrued expenses.

   Net cash provided by investing activities increased by $103,975, primarily as a result of the use of $80,226 for the nonrecurring investment in Thermal Waste Technologies, Inc. in 2002.

   Net cash provided by financing activities decreased by $214,926 to $250,708 from $465,634 for the years ended December 31, 2003 and 2002, respectively, resulting from a reduction of proceeds from sales of securities of $230,000 and loans payable of $67,998 and the payoff of the capitalized lease, offset in part by an increase in borrowing from affiliated companies of $179,731.

     The Company has continued to suffer from a serious shortage of working capital, which has resulted in the Company's limited ability to market and sell its products. The Company has recently received commitments to borrow an aggregate of $1,000,000 from a city development agency, a state development agency and a stockholder, which Univec believes will close in the near future, although there is no assurance that the borrowings will occur.

   With the proceeds from the above loans or other sources and our designation as a minority business enterprise, we will be able to increase marketing of safety syringes, the Demolizer and marketing services for pharmaceutical companies. As a result of these actions, Univec's management anticipates that operations will generate a positive cash flow in the year 2004, but there can be no assurance this will occur.

   Should the above financings not occur, we will continue to seek working capital to finance our financial needs from either debt or equity financing to enable us to implement our strategy. There is no assurance that any such financings will be available to the Company or on terms we deem favorable. In the event that the Company is unable to obtain any financing it may be forced to initiate curtailment of portions of its business program. This could result in material adverse effects on the future of the Company. The Chief Executive Officer of the Company has committed to us that he will keep Univec operating through January 1, 2005.

Significant Estimates

   Univec's business plan upon acquiring PPSI and TWT was to fully utilize each others capabilities to increase their sales and profitability. Although a shortage of cash flow has slowed the plan, management has reviewed the carrying amount of their goodwill and fixed assets. We have considered all the circumstances, specifically the fair value based on current and anticipated future undiscounted cash flows. In addition, as part of our relocation strategy, various production equipment is being reevaluated. Management has estimated no impairment loss is required at this time.

New Accounting Pronouncements

    Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Major Customer

         For the year ended December 31, 2003, our largest customer was a company owned by our chief executive officer. We intend to reduce our reliance on this customer through expanding sales to others.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On November 1, 2002, the accounting firm of Most Horowitz & Company, LLP, (Former Accountants) resigned as our principal accountants. For the year ended December 31, 2001 and the interim period through the date the relationship ended, there were no disagreements with Most Horowitz & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Item 8A   CONTROLS AND PROCEDURES


(a) Explanation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.


(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                                    Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

     The directors, executive officers and key employees of Univec are as follows:

Name                 Age               Position
----------------   -----    ---------------------------------------
Dr. David Dalton     55      Chief Executive Officer, President and a Director
S. Robert Grass      70      Chairman of the Board of Directors
Alan Gold            55      Director
John Frank           64      Director
Richard Mintz        58      Director
Joel Schoenfeld      59      Director
William Wooldridge   59      Director
Raphael Langford     60      Chief Operating Officer and Vice President
Jon Bricken          49      Vice President
Michael Lesisko      54      Treasurer, Secretary and Chief Financial Officer


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

         Dr. Dalton founded Health Resources, Inc., in 1983, a pharmacy service provider having contracts with over 50,000 retail pharmacies for billing and payment of prescription orders through plan providers. HRI is recognized as one of the leading Black Enterprises in the United States. Dr. Dalton also founded Pharmacy Services, Inc., a pharmacy fulfillment center for correctional and other institutions, with facilities in Maryland, Tennessee and Pennsylvania.

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

      Joel Schoenfeld, the founder of Univec, had been Chief Executive Officer of the Company from its inception in August 1992 until November 30, 1999, and also served as Chairman of the Board of Directors until Dr. Alan Gold's election to the position on March 18, 1999. Since November, 1999, Mr. Schoenfeld again served as Chairman of the Board of Directors from November 1999 until May 2002. Mr. Schoenfeld was the founder and President of J&B Schoenfeld, a global trading company whose main focus was on the import, export and processing of pelts and hides, specializing in trade with the USSR and Europe.

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

       William Wooldridge has been a director since August 5, 2003. Mr. Wooldridge is a recognized and respected entrepreneur. He is the founder of MedEcon, Inc. one of the largest group purchasing organizations in the United States. Over a twenty-eight year period he has developed a corporation with medical portfolio sales in excess of $3.5 billion. In 1999, Mr.Wooldridge formed OrderButton.Net, a new web-based transaction processing service that facilitates the establishment of merchant sites on the internet. Since 2002, Mr. Wooldridge has been developing a franchised, non-traditional based photography company.

         Dr. Andrew Rosenberg voluntarily resigned as a director of Univec on February 9, 2004.

       Raphael Langford became Chief Operating Officer and a Vice President on April 22, 2003. Prior to joining Univec, Mr. Langford was the Executive Director of the National Foundation for Women Legislators. He was also formerly co-founder and president Of Olympic International Trading Corporation, an exporter of raw materials to third world countries. Mr. Langford has held upper level management positions in distribution production and operations for fortune 500 corporations.

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

Meetings of the Board of Directors and Information Regarding Committees

     The Board of Directors has two standing committees, an Audit Committee and a Compensation Committee. On August 5, 2003, Mr. John Frank, William Wooldridge and Dr. Andrew Rosenberg were elected to the Audit Committee. The duties of the Audit Committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of Univec, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit Committee held two meetings in 2003. On August 5, 2003, Mr. S. Robert Grass, Dr. Alan Gold and Dr. Andrew Rosenberg were elected to the Compensation Committee. There was one meeting of the Compensation Committee in 2003.

     The Board of Directors held five meetings in 2003, which included special telephonic meetings in addition to one Unanimous Written Consent. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 2002.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires Univec's Officers, Directors and persons who own more than ten percent of a registered class of Univec's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish Univec with copies of all Section 16(a) forms they file. Based solely on a review of Copies of such reports received by Univec and written representations from such persons concerning the necessity to file such reports, Univec is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2003.

Item 10. Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to Univec's Chief Executive Officer and each other executive officers of the Company whose salary and bonus for the two years ended December 31, 2003 exceeded $100,000.

                                         Annual Compensation        Long-Term Compensation
                                      ------------------------      -----------------------
                                                    Other Annual        Securities
Name and Principal Position    Year     Salary      Compensation     Underlying Options
-------------------------------------------------------------------------------------------------
Dr. David Dalton               2002   $  150,000(1)         -
2,000,000(1)
Chief Executive Officer and
President
                               2003   $  360,000(2)         -           1,000,000(2)

Jonathan Bricken               2002   $  121,156            -              None
Vice President
                               2003   $  129,969            -              None



(1) Dr. David Dalton became Univec's Chief Executive Officer and President on January 1, 2002. During 2002, he earned a salary of $150,000, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $12,000 per year. Dr. Dalton forgave compensation of $50,000 and all of his benefits during 2002. His employment agreement granted an option to purchase 2,000,000 shares of common stock.
(2) During 2003, Dr. David Dalton earned a salary of $360,000, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year. He was granted an option to purchase 1,000,000 shares of common stock on April 21, 2003.


Employment Agreements

       Dr. David Dalton provides the amount of time necessary to perform his corporate duties. Dr Dalton's salary was $360,000 for 2003, plus a bonus determined by the agreement of Dr. Dalton and the Compensation Committee. On each January 1, the base salary will be increased by an amount agreed upon by Dr. Dalton and the Compensation Committee. The agreement also provides Dr. Dalton with an option to purchase 2,000,000 shares of Common Stock at an exercise price of $.24 per share, vesting 500,000 shares on the first anniversary of the agreement, and an additional 41,667 shares vesting each month following the initial vesting date. The unexpired term of the agreement will be extended automatically by one year on each January 1 following the date of the agreement, such that the unexpired term of the agreement will at all times not be less than two years following each extension. The agreement provides for payment by Univec of annual premiums on a term life insurance policy with a face amount of $2 million. The agreement also provides for health and disability benefits, as well as an automobile lease and insurance allowance equal to $24,000 per year. Under the terms of the agreement, Dr. Dalton is entitled to a severance payment equal to his highest annual base salary during the term for the remainder of the term if the agreement is terminated by Dr. Dalton for good reason, or in the event of a change in control of Univec.

Stock Options

     The following table contains information concerning the grant of stock options to Dr. David Dalton ( the "Named Executive Officer") during the fiscal year ended December 31, 2003.

                     Number of Shares       Percent of Total Options
                     Underlying Options     Granted to Employees in     Exercise Price    Expiration
Name                      Granted                Fiscal Year              Per Share          Date
----                      -------                -----------              ---------          ----
Dr. David Dalton         1,000,000                   48%                       $0.04         April 21, 2008


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table summarizes for Dr. Dalton the total number of shares acquired upon exercise of options during the year ended December 31, 2003, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at December 31, 2003, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2003. The value of the unexercised, in-the-money options at December 31, 2003, is the difference between their exercise or base price, and the fair market value of the underlying Common Stock on December 31, 2003. The closing bid price of the Common Stock on December 31, 2003 was $0.12.


                                                                                   Value of Unexercised
                       Shares Acquired Upon      Number of Securities                  In-The-Money
                       Exercise of Options      Underlying Unexercised                  Options at
                        During Fiscal 2003    Options at December 31, 2003           December 31, 2003
                       ------------------      ----------------------------           -----------------
Name                 Number Value Realized    Exercisable     Unexercisable     Exercisable    Unexercisable
----                 ------ --------------    -----------     -------------     -----------    -------------
Dr. David Dalton      None      None           2,000,000        1,000,000          None         $40,000



Certain Transactions

         In June, 2002, Joel Schoenfeld, the former Chief Executive Officer of the Company and former Chairman of the Board of Directors, forgave deferred compensation of $379,150.

         In June, 2002, Dr. David Dalton, President and Chief Executive Officer and Director forgave deferred compensation of $50,000.

         On October 7, 2002 the Board of Directors authorized the issuance of 500,000 shares of common stock of the Company to S. Robert Grass, Chairman of the Board of Directors in discharge of a note payable of $10,000.

         At December 31, 2003, the following Deferred Payroll was payable to executive officers and other employees:

         David Dalton, Chief Executive Officer and President          $480,000
         Jonathan Bricken, Vice President                              177,573
         Raphael Langford, Chief Operating Officar                      54,441
         Michael Lesisko, Secretary - Treasurer                         46,462
                                                                       -------
                                                                       758,476
         Other employees                                               164,423
                                                                       -------
                                                                      $922,899
                                                                       =======

         On October 7, 2002, the Board of the Company of Directors authorized the issuance of 5000,000 shares of common stock to S. Robert Grass, Chairman of the Board of Directors in discharge of a note payable of $10,000.

         On August 5, 2003, the Board of the Company of Directors authorized the issuance of 250,000 shares of common stock to Richard Mintz, a Director of the Company, at $0.02 per share in discharge of a note payable of $5,000. A loan balance of $10,000 remains utstanding.

         At December 31, 2003, notes payable to companies owned by David Dalton, President, amounted to $235,734. These loans are the result of providing working capital to the Company.

         At December 31, 2003, notes payable to David Dalton, President amounted to $98,000 and notes payable to S. Robert Grass, Chairman of the Board of Directors amounted to $101,300. These amounts were advanced to the Company at terms and rates similar to commercial bank provisions. The funds were provided to the Company for working capital operating needs.

         On February 5, 2004, the Series E preferred stockholder exchanged 50 preferred shares plus $1,170 accrued dividends for 799,371 shares of Common Stock at $0.064 per share

         On February 15, 2004, two executive officers exchanged a combined $50,000 of accrued Payroll for 500,000 common shares at $0.10 per share. These exchanges were authorized by the Company's Board of Directors on August 5, 2003.

         On April 16, 2004, the Company's Chief Executive Officer exchanged $108,104 of employment Contract benefits for 1,403,948 common shares at $0.077 per share. This exchange was authorized by the Company's Board of Directors on August 5, 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of April 30, 2004 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.

                                                          Amount and             Percentage of Common
                                                     Nature of Beneficial         Stock Beneficially
                      Name                               Ownership(1)                 Owned (2)
------------------------------------------------  ----------------------------  -----------------------
David Dalton (4)...............................           20,848,450 (5)                50.70%  (6)
Joel Schoenfeld(4) ............................            4,639,869 (7)                11.94%  (8)
Jon Bricken (4)................................            2,585,460 (13)                6.24% (14)
Alan H. Gold, M.D.(4) .........................            1,292,889 (7)(9)              3.30% (10)
John Frank(4) .................................              905,139 (11)                2.31% (12)
S. Robert Grass(4)............................               851,951 (18)                2.08% (19)
Richard Mintz(4)..............................               318,000                      .82% (15)
Raphael Langford(4)..............................            894,446 (16)                2.27% (17)
Michael Lesisko(4)..............................             889,251 (20)                2.26% (21)
All directors and executive officers as a group
 (11 persons) ..................................          33,189,455(3)(22)             73.10% (23)

* Less than 1%


 (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of April 30, 2004, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Except as otherwise stated, calculated on the basis of 38,871,795 shares of Common Stock issued and outstanding on April 30, 2004.

 (3) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

 (4) Address is c/o the Company, 4810 Seton Drive , Baltimore, Maryland 21215.

  (5) Includes 2,250,002 shares issuable upon exercise of presently exercisable options.

 (6) Calculated on the basis of 41,121,797 shares of Common Stock issued and outstanding.

 (7) All of the shares owned by Dr. Gold have been pledged to secure certain indebtedness to Joel Schoenfeld. Dr. Gold retains voting and dispositive power with respect to the pledged shares until the occurrence of a default in the payment of the indebtedness secured by the pledged shares. Accordingly, the pledged shares have been included in the number of shares beneficially owned by Dr. Gold and excluded from the number of shares beneficially owned by Mr. Schoenfeld.

 (8) Calculated on the basis of 38,871,795 of Common Stock issued and outstanding.

  (9) Includes 330,000 shares issuable upon exercise of presently exercisable options.

(10) Calculated on the basis of 39,201,795 shares of Common Stock issued and outstanding.

(11) Includes 300,000 shares issuable upon exercise of presently exercisable options.

(12) Calculated on the basis of 39,171,795 shares of Common Stock issued and outstanding.

(13) Includes 2,585,460 shares issuable upon exercise of presently exercisable options.

(14) Calculated on the basis of 41,457,255 shares of Common Stock issued and outstanding.

(15) Calculated on the basis of 38,871,795 shares of Common Stock issued and outstanding.

(16) Includes 477,779 shares issuable upon exercise of presently exercisable options.

(17) Calculated on the basis of 39,349,574 shares of Common Stock issued and outstanding.

(18) Includes 312,501 shares issuable upon conversion of Series D Preferred
     Stock.

(19) Calculated on the basis of 39,184,296 shares of Common Stock issued and outstanding.

(20) Includes 444,446 shares issuable upon exercise of presently exercisable options.

(21) Calculated on the basis of 39,316,241 shares of Common Stock issued and outstanding.

(22) Includes 6,700,188 shares issuable upon exercise of presently exercisable options. See footnotes (8)(9) and (13).

(23) Calculated on the basis of 45,571,983 shares of Common Stock issued and outstanding.


Item 12. Certain Relationships and Related Transactions

    During 2003, Univec received a line of credit from Dr. David Dalton, President and Chief Executive Officer, and S. Robert Grass, Chairman of the Board of 2%, per annum. This line of credit was issued under the same terms as an underlying line of credit which Dr, Dalton and Mr. Grass received from a commercial bank. As of December 31, 2003, the outstanding balance of this loan was $196,000.

    During February 2004, Univec borrowed $50,000 from Mr. S. Robert Grass, Chairman of the Board of Directors, repayable on demand at prime plus 2%, per annum.

    During the years ended December 31, 2003 and 2002, Univec has borrowed an aggregate of $233,839 from Pharmacy Services, Inc., Health Resources, Inc. and other companies all owned by Dr. David Dalton, President and Chief Executive Officer. These loans are repayable on demand at 6%, per annum. At December 31, 2003 and 2002, the aggregate balance outstanding was $233,839 and $35,645, respectively.

    During 2003, Pharmacy Services, Inc., a company owned by Dr. David Dalton, President and Chief Executive Officer, purchased $14,743,440 from PPSI's GPO.

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

 10.4(7) Employment Agreement dated as of September 4, 1998 between the Registrant and Joel Schoenfeld.
 10.5(9) Patent License Agreement dated August 16, 2000 by and between the Company and Terumo Europe, NV.
 10.6(9) Manufacturing Agreement dated August 16, 2000, by and between the Company and Terumo, N.V.
 10.7(9)  Equipment Purchase Agreement dated August 16, 2000, by and between the Company and Terumo Europe, N.V.
 10.10(9) Employment Agreement dated as of January 1, 2002, between the
          Registrant and David L. Dalton.
 10.11(10)Employment Agreement dated as of December 31, 2001, between the
          Registrant and Joel Schoenfeld.
21.1(3)   List of Subsidiaries.
23.1(10) Consent of Most Horowitz & Company, LLP as Independent Accountants. 99.1(10) Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2(10)  Statement of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-22413).

(10)       Filed herewith.


(b)        Reports on Form 8-K filed during the fourth quarter 2003.

           No Forms 8-K were filed during the fourth quarter 2003.

Item 14.  Principal Accountant Fees and Services.

    The following table presents the cost of Univec's principal accountants' fees and services for the years ended December 31, 2003 and 2002, respectively:

                                     2003               2002
                                   --------           --------
       Audit fees                  $98,794            $ 99,559
       Audit related fees             -                   -
       Tax fees                     14,199              14,179
       All other fees                 -                   -
                                  --------            --------
       Total                      $112,993            $113,738
                                  ========            ========

     Univec's Audit Committee pre-approves the engagement of the principal accountant and the estimated audit fee, by each catagory.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2004


                                        UNIVEC, INC.



                                        By: s/ Dr. David Dalton
                                           --------------------------------
                                           Dr. David Dalton
                                           Chief Executive Officer
                                           (Principal Executive Officer)



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 12, 2004 in the capacities indicated.

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

/s/ John Frank                    Director
------------------------
John Frank

/s/ Richard Mintz                 Director
------------------------
Richard Mintz

/s/ Dr. Alan Gold                 Director
-----------------------
Dr. Alan Gold

/s/ Joel Schoenfeld               Director
----------------------
Joel Schoenfeld

/s/ William Wooldridge            Director
------------------------
William Wooldridge

                          UNIVEC, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2003 AND FOR THE TWO YEARS THEN ENDED

                   Index to Consolidated Financial Statements



                                                                    Page
                                                                 ----------
Report of Independent Accountants     .......................       F--2
Consolidated Balance Sheet  -  December 31, 2003                    F--3
Consolidated Statements of Operations -  years ended
 December 31, 2003 and 2002 .................................       F--4
Consolidated Statements of Stockholders' Equity - years
 ended December 31, 2003 and 2002 ...........................       F--5 to F--6
Consolidated Statements of Cash Flows - years ended
 December 31, 2003 and 2002 .................................       F--7
Notes to Consolidated Financial Statements ..................   F--8 to F--15

Report of Independent Accountants

To the Board of Directors and Stockholders of Univec, Inc.:

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.


New York, New York                  /s/   Most & Company, LLP
April 23, 2004                       -------------------------------
                                          Most & Company, LLP

                          Univec, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2003



ASSETS
Cash .............................................................$   11,821
Accounts receivable................................................1,273,322
Inventories .........................................................291,715
Other current assets ..............................................  147,635
                                                                   ------------
 Total current assets .............................................1,724,493

Fixed assets, net ...................................................633,536
Goodwill...........................................................2,328,662
Other assets..................................................... .....6,000
                                                                   ------------
 Total assets.....................................................$4,692,691
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses ............................$2,571,527
Due to affiliated companies......................................... 235,734
Deferred payroll - officers..........................................922,899
Notes and loans payable - current....................................177,663
Loans payable - officers/directors...................................216,493
                                                                   ---------
 Total current liabilities ........................................4,124,316

Notes and loans payable............................................  505,739

                                                                   ----------
 Total Liabilities.................................................4,630,055
                                                                   -----------
Commitments and contingencies (Notes 2,7 and 10)

Stockholders' equity
 Preferred stock $.001 par value; 3,743,500 shares authorized;
   none issued and outstanding ...............................
 Series D 5% cumulative convertible preferred stock $.001 par value; authorized: 1,250,000 shares; issued and outstanding:
   104,167 shares (aggregate liquidation value: $274,236)................104
 Series E 5% cumulative convertible preferred stock $.001 par value; authorized: 2,000 shares; issued and outstanding: 492 shares (aggregate liquidation value: $501,652)..........................1
 Common stock $.001 par value; authorized:  75,000,000 shares;
   issued and outstanding: 35,168,476 shares .........................35,169
 Additional paid-in capital.......................................10,506,007
 Accumulated deficit ............................................(10,478,645)
                                                                 ------------
 Total stockholders' equity ......................................... 62,636
                                                                 ------------
 Total liabilities and stockholders' equity .....................$  4,692,691
                                                                 ============

See notes to consolidated financial statements.
                                          F-3

                          Univec, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     Years ended December 31, 2003 and 2002

                                                               2003             2002
                                                            ----------        --------
Revenues                                                   $  16,133,652        $  2,887,510
                                                             ------------      -----------

Expenses
 Cost of revenues                                             15,722,885           2,407,976
 Marketing and selling                                           387,769             511,969
 Product development                                              28,617              45,873
 General and administrative                                    1,478,913             973,826
 Interest expense, net                                            85,941              84,483
 Gain on extinguishment of debt                                  (24,872)
 Settlement of litigation                                                           (202,385)
 Forgiveness of deferred payroll                                                    (429,150)
                                                              -----------          ----------
   Total expenses                                             17,679,253           3,392,592
                                                              -----------          ----------

   Net loss                                                   (1,545,601)           (505,082)

Dividends attributable to preferred stock                        (39,025)           (153,262)
...................                                            -----------          ----------
   Loss attributable to common stockholders                  $(1,584,626)       $   (658,344)
...................                                            ===========          ===========

Share information
   Basic loss per common share                                $      (.05)      $       (.03)
...................                                             ===========         ===========
   Basic weighted average number of
    common shares outstanding                                  33,751,508         19,420,961
                                                              ===========         ===========

See notes to consolidated financial statements.

                          Univec, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2003 and 2002


                                   Series A Preferred  Series B Preferred Series C Preferred Series D Preferred
                                   ------------------  ------------------ ------------------  ---------------
                                   Shares      Amount     Shares   Amount    Shares   Amount      Shares Amount
                                   ------      ------     ------  -------    ------  -------      ------  -----
Balance, January 1, 2002           2,072       $   2      198.5     $  1      250    $   1

Common stock issued for
  Notes and accounts payable
  Loans payable - officers/directors
  Conversion of Series A
      and options                 (1,948)         (1)
  Conversion of Series B                                  (31.5)
  Acquisition of subsidiary
  Exercise of options by officer
  Exercise of options
Issuance of Series D                                                                               104,167  $104
Net loss
                                   -------     ------     ------   ------    ------    ------      --------  ----
Balance, December 31, 2002            124          1      167         1        250        1        104,167   104

Exchange of Series B
    and C for Series E                                   (122)       (1)      (250)
(1)

Common stock issued for
  Cash
  Consulting fees
  Loans payable - officers/directors
  Adjustment to conversion of Series
    A and options                    (124)        (1)
  Conversion of Series B                                  (45)
  Conversion of Series E

   Exercise of options by officer
Options issued
Net loss
                                   -------     ------     ------   ------    ------    ------      --------  ----
Balance, December 31, 2003            -     $    -         -      $  -         -     $   -         104,167  $104
                                   =======     ======     ======  =======    ======    ======      ========  ====










                    Series E Preferred       Common Stock       Additional                       Total
                  ------------------      ---------------      Paid-in       Accumulated    Stockholders'
                    Shares   Amount       Shares    Amount      Capital         Deficit         Equity
                   -------- --------     --------  --------  -----------   ------------    ------------
Balance, January 1, 2002               10,524,573  $ 10,525  $ 9,246,152     $(8,338,255)      $ 918,426

Common stock issued for
  Notes and accounts payable              512,236       511       71,576                          72,087
  Loans payable - officers/directors   11,172,500    11,173      212,277                         223,450
  Conversion of Series A
     and options                        4,009,000     4,009       (4,008)
  Conversion of Series B                  949,464       950         (950)
  Acquisition of subsidiary               620,000       620      481,620                         482,240
  Exercise of options by officer        3,955,000     3,955       35,594                          39,549
  Exercise of options                      30,000        30        4,470                           4,500
Issuance of Series D                                             249,896
250,000
Net loss                                                                       ( 505,082)       (505,082)
                                    -------------  -------- ------------   -------------    ------------
Balance, December 31, 2002             31,772,773    31,773   10,296,627      (8,843,337)      1,485,170

Exchange of Series B
   and C for Series E
                    522       1                                   89,708         (89,707)
Common stock issued for
  Cash                                   500,000        500       19,500                          20,000
  Consulting fees                        100,000        100        9,900                          10,000
  Loans payable - officers/directors     444,805        444       49,556
50,000
  Adjustment to conversion of Series
    A and options                                          1
  Conversion of Series B               1,843,322       1,843      (1,843)
  Conversion of Series E
                    (30)                 340,909         341        (341)
  Exercise of options by officer         166,667         167       6,500                           6,667
Options issued                                                    36,400                          36,400
Net loss                                                                       (1,545,601)    (1,545,601)
                 -------  ------   -------------    --------  ----------    -------------     ----------
Balance, December 31, 2003
                     492    $  1     35,168,476   $  35,169 $ 10,506,007    $ (10,478,645)    $   62,636
                 =======  ======   =============   ========  ===========    ==============   ===========

See notes to consolidated financial statements.

                          Univec, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                     Years ended December 31, 2003 and 2002

                                                               2003             2002
                                                            ----------        --------
Cash flows from operating activities
Net loss                                                $  (1,545,601)       $  (505,082)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                               193,161            230,684
   Write-down of inventories                                   45,000
   Stock based compensation                                    76,400

   Forgiveness of deferred payroll                                              (429,150)
   Gain on extinguishment of debt                             (24,872)
   Write off of accounts payable                                                (111,339)
Changes in assets and liabilities, net of effects from
   acquisition
   Accounts receivable                                       (938,009)           329,555
   Inventories                                                128,413             29,722
   Other current assets and other assets                        7,727             36,108
   Accounts payable and accrued expenses                    1,204,702
(173,194)
   Deferred payroll - officers                                536,933            296,095
   Escrow deposits                                            (10,000)
                                                              -------            --------
        Net cash used in operating activities                (326,146)          (296,601)
                                                           ------------       ------------
Cash flows from investing activities
  Investment in TWT (net of cash acquired of $31
   and notes payable of $37,888 and $60,000)                                     (80,226)
      Purchase of fixed assets                                     (1)
                                                                                 (23,750)
                                                           ------------       -----------
Net cash used in investing activities                              (1)          (103,976)
                                                           ------------       -----------

Cash flows from financing activities
   Proceeds from sale of securities                            20,000            250,000
   Proceeds from loans payable - officers/directors           228,160            247,450
   Proceeds from loans payable                                178,452            246,450
   Proceeds from exercise of options                                              39,549
   Increase in due from affiliated companies                  200,089             20,358
   Proceeds from notes and loans payable                     (226,954)          (214,486)
   Payments of capitalized lease obligations                 (149,039)           (99,687)
   Payments of loans payable - officers/directors                                (24,000)
                                                           ----------          ----------
       Net cash provided by financing activities              250,708            465,634
                                                           ----------          ----------
       Net (decrease) increase in cash                        (75,439)            65,057

Cash, beginning of period                                      87,260             22,203
                                                           __________         __________
Cash, end of period                                        $   11,821          $  87,260
                                                           =========          ==========
Supplemental disclosure of cash flow information
   Cash paid for interest                                  $   97,338          $  77,877

Supplemental disclosures of noncash activity
   Common stock issued for acquisition                                         $ 482,241
   Common stock issued in payment of
          loans payable - officers/directors               $   20,000          $ 223,450
   Common stock and options issued in payment of debts                         $  72,087
   Options issued in payment of loan payable                                   $   4,500
   Exchange of Series B and C to Series E, including
         dividends  (Note 8)                               $   89,807

   Conversion of Series A and options to common (Note 8) Conversions of Series
   B, C, and E to common (Note 8)





See notes to the consolidated financial statements.
                                       F-7

                          Univec, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1. Nature of Operations

   Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical sample and group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary, markets a medical waste disposal unit.

2.  Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Physician and Pharmaceutical Services, Inc.
(PPSI), Thermal Waste Technologies, Inc. (TWT) and Rx Ultra, Inc. (inactive). All material intercompany balances and transactions have been eliminated.

    Accounts Receivable

    Accounts receivable consisted of receivables from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. As of December 31, 2003, no allowance was necessary.

    Inventories

    Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.

    Fixed Assets

    Fixed assets are stated at cost, less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the asset. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of assets are capitalized. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations.

    The carrying value of fixed assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows.

    Goodwill

    Goodwill represents the excess purchase prices paid by the Company over the fair value of the tangible and other intangible assets and liabilities at the dates of acquisitions. Goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. The Company evaluates the carrying value of goodwill as of December 31 of each fiscal year. As part of the evaluation, the Company compares the carrying value of each goodwill with its fair value to determine whether there has been impairment. If projected future cash flows indicate that goodwill will not be recovered, an adjustment is made to reduce the goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, considering existing and anticipated competitive and economic conditions. As of December 31, 2003, the Company does not believe any impairment of goodwill has occurred.

    Shipping Income and Expense

    Shipping income is included in product sales. Shipping expenses are included in marketing and selling.

    Product Development

    Research and development costs have been expensed as incurred.

    Income Taxes

    Deferred income taxes have been provided for temporary differences between consolidated financial statements and income tax reporting on the liability method.

    Basic Loss per Share

    Basic net loss per common share was computed based on the weighted average number of common shares outstanding during the year. Dilutive net loss per share has not been presented as they are antidilutive.

    Revenue Recognition

    Product sales are recognized when products are shipped. Although the Company and TWT warrant their products, they are unable to estimate the future costs relating to warranty expense and, as such, recognize warranty expenses as incurred. Revenues for PPSI's group purchasing service are recognized when the products are shipped.

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

    Fair Values

     The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, notes and loans payable and deferred payroll approximate their fair values.

    New Accounting Pronouncements

    Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  Inventories

    Inventories consisted of the following:
       Raw materials                            $ 103,009
       Work-in-process                            106,474
       Finished goods                              82,232
                                                ---------
                                                $ 291,715
                                                =========

 4. Fixed Assets

    Fixed assets consisted of the following:

                                                       Estimated
                                                     useful lives
                                                       in years
                                                     -------------
    Equipment .............................                 7        $1,567,407
    Office equipment and furniture.................         7            56,660
    Furniture and fixtures                                  5            14,101
                                                                      ---------
                                                                      1,638,168
    Less accumulated depreciation .................                   1,004,632
                                                                      ---------
                                                                    $   633,536
                                                                     ===========

         During the year ended December 31, 2003, the Company made the final payment of their previously capitalized lease of equipment and then purchased the equipment for $1.

         Depreciation expense was $193,161 and $230,684 in 2003 and 2002, respectively.

         As of December 31, 2003, the Company has evaluated the carrying value of the equipment of $630,229 and, based on management's review of the circumstances, has determined that no impairment has incurred.


 5. Notes and Loans Payable

    As of December 31, 2003, notes and loans payable consisted of:

    Loan payable to a vendor without specific
       payment terms or interest (1)..............................$ 211,852
    Loan payable to a vendor without specific
       payment terms or interest................................... 151,164
    Notes payable on August  14, 2005, with interest
       at 8%, per annum ............... .... ....... ..............  85,000
    Loan payable to a former officer on demand, with
       interest at 6%, per annum  .................................. 12,248
    Notes payable to a shareholder's trusts on
       April 2004, with interest at 12%, per annum ................  27,000
    Note payable to a vendor            ..........................  104,395
    Notes payable on June 2004, with interest at 10%,
       per annum            .......................................  60,000
    Notes payable to finance insurance March to May 2004,
       with interest at 7.16% to 8.74% per annum  ................   31,743
                                                                   --------
                                                                    683,402
    Less:  Current portion of notes and loans payable.............. 177,663
                                                                   --------
                                                                   $505,739
                                                                   =========
(1) Subject to forgiveness upon the vendor's sale of shares of the Company's common stock.

6.  Income Taxes

    The Company files consolidated income tax returns with its subsidiaries. Prior to their acquisitions, PPSI and TWT were S Corporations.

   For the years ended December 31, 2003 and 2002, the Company's deferred tax benefits (expenses) were as follows:

                                                2003            2002
                                            -----------      -----------
         Net operating loss carryforwards      $200,000        $ 200,000
         Depreciation                           140,000           92,000
         Goodwill                               (59,000)        ( 41,000)
         Compensation                           200,000           50,000
         Valuation allowance                   (481,000)        (301,000)
                                             ----------      ------------
                                                 None             None
                                             ==========      ============

    As of December 31, 2003, the tax effects of the components of deferred tax assets and liabilities were as follows:

         Deferred tax assets
            Net operating loss carryforwards              $4,085,000
            Compensation                                     350,000
                                                             -------

                  Total deferred tax asset                 4,435,000

          Deferred tax liabilities
            Goodwill                                        (100,000)
              Depreciation                                   (53,000)
                                                             -------

                  Net deferred tax asset                   4,282,000

          Valuation allowance                             (4,282,000)
                                                           ---------

                                                              None
                                                           ============

    As of December 31, 2003, realization of the Company's net deferred tax asset of approximately $4,282,000 was not considered more likely than not and, accordingly, a valuation allowance of $4,282,000 was provided.

   The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                                                   2003             2002
                                                                                -----------      ----------
Expected income tax benefit ..............................................     $ (280,000)     $(167,000)
Change in valuation allowance arising in current year ....................        481,000        283,000
State income tax benefit, net of federal income tax effect ...............       ( 75,000)       (40,000)
Other .............................................. .....................       (126,000)
(76,000)
                                                                               -----------       ----------
                                                                                   None             None
                                                                               ===========       ===========

     As of December 31, 2003, the Company had net operating loss carryforwards of approximately $11,4000,000 available to reduce future taxable income expiring through 2023, which may be limited due to ownership changes.

7.   Commitments and Contingencies

    Lease

     The Company is committed under a noncancelable lease for production, storage and office space through June 2005. The lease provides for minimum annual rent of $72,000, additional rents for the Company's share of normal maintenance plus its pro-rata share of real estate taxes and nine one year renewals at the Company's option.

     Total rent expense for 2003 and 2002 was $77,439 and $75,854, respectively.

     Employment Agreements

     On January 1, 2002, the Company entered into an employment agreement with the chief executive officer, through January 2005, requiring annual compensation to be determined annually by the officer and Company. Annually, the agreement shall automatically renew for one year, resulting in a new three year term each January 1. For the year ended December 31, 2003, the compensation was $360,000. The agreement also provides for bonuses, as determined by the officer and Company, an automobile allowance (of $24,000, per annum, for 2004) and life, disability and health insurance. For the years ended December 31, 2003 and 2002, the officer has deferred his salary. In addition, the officer was granted options to purchase 2,000,000 shares of common stock exercisable at $.24, per share, through 2012. The options vest 25% on January 1, 2003 and 41,667 during each subsequent month.

     On February 28, 2002, the Company entered into an employment agreement with another officer through February 2005, requiring annual compensation of $125,000, with annual increases of no less than 10%, per annum. The agreement also provides for an automobile allowance of $12,000, per annum, and life, disability and health insurance. In addition, the officer was granted options to purchase 1,400,000 shares of common stock exercisable at $.27, per share, through 2012. The options vest 25% on February 28, 2003 and 29,167 during each subsequent month.

Financial Consulting Agreement

    In December 2003, the Company entered into an agreement for financial advice and support, in exchange for 100,000 common shares of the Company, $7,500 in cash and $5,000, per month, through the expiration of the agreement in December 2004. The shares were valued at $10,000. The agreement also provides for additional contingent compensation of up to 350,000 shares of common stock of the Company and cash of $20,000 upon achieving certain financial related objectives and 8% and 3% of equity or debt financings, respectively.

8.  Stockholders' Equity

    Common Stock

         In October 2002, the Company issued 11,172,500 shares of common stock to two officers/directors of the Company in exchange for $223,450 of notes payable.

         During the year ended December 31, 2003, the Company issued an aggregate of 444,805 shares of common stock to a stockholder and an officer in payment of notes and loans and deferred payroll of $20,000 and compensation of $30,000.

         In August 2003, the Company sold 500,000 shares of common stock for $20,000.

         In December 2003, an officer exercised options to purchase 166,667 shares of common stock for $6,667.

    Preferred Stock

     During the years ended December 31, 2002 and 2003, a director of the Company exchanged 1,948 and 124 shares, respectively, of Series A preferred stock, cumulative dividends thereon and the cancellation of options to purchase 5,858,858 shares of common stock for 4,009,000 shares of common stock.

    During the year ended December 31, 2002, 31.5 shares of Series B were converted into 949,464 shares of common stock at prices of $.0525 to $.15, per share. During the year ended December 31, 2003, 45 shares of Series B were converted into 1,843,322 shares of common stock at prices of $.0163 to $.0325, per share.

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

    In March 2002, the Company issued 104,167 shares of Series D Preferred in exchange for $250,000.

         In August 2003, the Company designated 2000 shares of Series E 5% Cumulative Convertible Preferred Shares (Series E), which are entitled to receive, prior to the payment of dividends to the Series D and common stock, cumulative dividends of 5%, per share, per annum. The Series E stock may be redeemed at the option of the Company, in cash, at 135% of the stated value, per share, plus all unpaid and accrued dividends. In addition, Series E stockholders are entitled to a liquidation preference of $1,000, per share, plus all unpaid and accrued dividends. Each share of Series E is convertible into shares of common stock at the lesser of $1.10 or 80% of market value, as defined. In August 2006, the Company is required to convert all the Series E into common stock at the conversion price, unless the holder becomes a 5% or greater stockholder. The Company may redeem the Series E in cash at $1,350, per share, plus all accrued and unpaid dividends, as defined.

         On August 5, 2003, the Company exchanged 122 shares of Series B and 250 shares of Series C, all the outstanding shares, for 522 shares of Series E.

         In October 2003, 30 shares of Series E were converted into 340,909 shares of common stock at $.09, per share.

     Holders of preferred shares have no voting rights.

    As of December 31, 2003, cumulative dividends in arrears on preferred stock were:
               Series D                              $ 24,236
               Series E                                9,652
                                                     --------
                                                     $ 33,888
                                                     ========

    Warrants

     The Company's redeemable warrants and underwriters warrants expired in April 2002 and April 2003, respectively, without being exercised.

    Non Plan Options

    Through June 30 2002, the Company granted options to purchase 790,625 shares of common stock exercisable at $.24, per share, through January 2012 to a financial consultant.

    During the year ended December 31, 2002, a vendor exercised options to purchase an aggregate of 30,000 shares of common stock at $.15, per share, as payment of a loan payable to the vendor.

    During the year ended December 31, 2003, the Company issued options to purchase an aggregate of 6,200,000 shares of common stock of the Company to officers, directors and others. The options are exercisable at $.04 to $.25, per share, through various dates until November 2008 and were valued at $36,000. Certain of these options to officers vest over three years.

    During 2003, options to purchase 1,763,941 shares of common stock expired without being exercised.

    Reserved Shares

    As of December 31, 2003, the Company has reserved shares of common stock as follows:

          Non-plan options and warrants             11,238,728
          Options under the Plans                     1,335,000
          Series D conversions                          312,501
          Series E conversions(a)                     4,180,433
          Litigation reserve                            250,000
                                                     ----------
                                                     17,316,662
                                                     ==========

(a)      assumes conversions as of December 31, 2003 at $.12, per share.


9.  Stock Option Plans

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


   The following table summarizes the activity of the Plans for 2003 and 2002.

                                                                 2003                           2002
                                                     -------------------------------   ------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                        Shares           Price         Shares        Price
                                                      ----------      -----------     ---------    ------------
Options outstanding, beginning of year ...........     2,569,000        $1.20         5,414,000       $1.35
Granted ..........................................        None                           None
Canceled, exercised, expired or exchanged ........    (1,234,000)       $1.74        (2,845,000)      $1.41
                                                      ----------    --------------   -----------   ------------
Options outstanding, end of year .................     1,335,000        $0.70         2,569,000       $1.20
                                                      ==========    ==============   ===========   ============
Options exercisable, end of year .................     1,335,000        $0.70         2,504,000       $1.24
                                                      ==========    ==============    ==========   ============
Options available for grant, end of year .........     1,050,000                      1,845,219
                                                      ==========                     ==========
Weighted-average fair value of options granted
 during the year .................................      $.00                            $.00
                                                      ==========                     ==========

    The following table summarizes information about stock options outstanding under the Plan at December 31, 2003:
                                         Weighted
                                          Average                                Weighted
                                         Remaining                                Average
   Range of         Outstanding          Contractual        Exercisable         Exercisable
Exercise Prices       Options           Life (Years)          Options              Price
  ---------          ----------         ----------          ----------          ----------
$3.50                   65,000             3.50                65,000               $3.50
$2.00                   70,000             4.00                70,000               $2.00
$0.675                 650,000             1.50               650,000               $0.675
$0.50                  100,000             7.25               100,000               $0.50
$0.24                   35,000             9.00                35,000               $0.24
$0.20                   60,000             2.75                60,000               $0.20
$0.15                  355,000             6.34               355,000               $0.15
                    -----------          ----------        ------------          ----------
$0.15 to $3.50       1,335,000             3.70             1,335,000               $0.70
                    ===========          ==========        ============         ==========

10. Litigation

      In December 2003, the Company assigned certain of their patents, earned royalties of $72,125 and 85% of all future royalties being earned from these patents in payment of a note payable and interest thereon for an aggregate of $99,434, in settlement to a collection matter. The Company recognized a $24,872 gain upon extinguishment of the debt. The Company in turn received relief from the restrictive patent payments and a perpetual license to exploit, market and manufacture these patents in North America. As the value of the license received could be determined, no value was assigned to them.

       In April 2003 and March 2004, an officer of the Company commenced actions against the Company for unpaid compensation of $220,000. The Company has asserted defenses and counterclaims against the officer. All amounts claimed were accrued as incurred. If there is a judgment against the Company, it would not be in be excess of amounts accrued.

         In March 2004, the Company settled a collection matter with a former consultant in the amount of $165,000, payable in varying amounts through March 2007 and options to purchase 359,375 shares of common stock of the Company, all of which have been accrued as of December 31, 2003.

      In February 2000, a former consultant commenced an action against the Company and its directors, Alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock,
(2) $192,000 and (3) costs of this action. The Company and counsel do not believe the consulting fees are due and will continue to vigorously defend this action.

11. Revenues

    Sales of Technology

    Through September 1, 2003, the Company licensed the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes providing for royalties on sales.

   Foreign Sales

   During the years ended December 31, 2003 and 2002, foreign revenues were $484,950 and $2,246,262, respectively.


                                            F-14


12. Concentrations

    From time to time, the Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

    During 2003 revenues from one customer, a company owned by the president of the Company, was approximately 91% of total product sales. As of December 31, 2003, this customer accounted for 91% of total accounts receivable.

    During 2003 and 2002, purchases from one supplier and three suppliers were approximately 93% and 76% of total purchases, respectively. As of December 31, 2003, accounts payable to three vendors were 52% of total accounts payable.


13.  Due to Affiliated Companies

         Due to affiliated companies, owned by the chief executive officer of the Company, on demand, with interest at 6%, per annum.


14.      Loans Payable - Officer/Directors

          As of December 31, 2003, loans payable - officer/ directors consisted of:

         Note payable to the chief executive officer and the chairman of the board of the Company, due on demand, with interest at prime, plus 2%,
           per annum. (1)                                                               $196,000
         Note payable to a director                                                       10,000
         Others                                                                           10,493
                                                                                          ------
                                                                                        $216,493

(1) The same terms as an underlying borrowing from a bank and collateralized by certain equipment


15. Acquisition of Thermal Waste Technologies, Inc.

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

F-15
      The operations of TWT after February 28, 2002 have been included in the statement of operations.


16.      Subsequent Events

              Common Stock

              In February 2004, 50 shares of Series E and accrued dividends thereon of $1,160 were converted into 799,371 shares of common stock at $.06, per share.

             In February 2004, the Company issued 500,000 shares of common stock to two officers of the Company in exchange for $50,000 of compensation.

             In April 2004, the Company issued 1,403,948 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $108,104.

            Due to Affiliated Companies and Officers

            Subsequent to December 31, 2003, the Company borrowed an addition $70,000 from the affiliated companies.

         In February 2004, the Company borrowed $50,000 from an officer of the Company, payable on demand, with interest at prime, plus 2%,per annum.

         Financing

         The Company has obtained a commitment from a city development agency and a state development agency to borrow an aggregate of $500,000, payable in equal monthly installments over five years, with interest at 4%, per annum. The proceeds shall be used to purchase equipment of at least $400,000, which shall be collateral under the loans. The Company shall also provide a $200,000 standby letter of credit as additional collateral.

         As required under the loans, the Company has obtained a line of credit from a stockholder of the Company in the amount of $500,000. Loans under the line bear interest at 12%, per annum, and may be converted to a term loan or into common stock at $.11, per share, as defined. Also, all loans from stockholders shall be subordinated.