Form 10QSB
period 2004-03-31
UNIVEC INC
filed 2004-05-21
CIK 1029825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                For the transition period from ______ to ________

                         Commission File Number: 0-22413

                                  UNIVEC, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         11-3163455
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       (Identification No.)

                      4810 Seton Drive, Baltimore, MD 21215
                    (Address of principal executive offices)

                                 (410) 347-9959
                           (Issuers telephone number)



              (Former name, former address, and former fiscal year,
                          if changed since last report)


As of May 18, 2004, the Issuer had 37,871,795 shares of Common Stock, $0.001 par value, outstanding.

                 Transitional Small Business Disclosure Format:

                               Yes      No  X
                                  -----   -----

                          UNIVEC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                     INDEX






PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - March 31, 2004                      3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three
          months ended March 31, 2004 and 2003                            4

         CONSOLIDATED STATEMENT OF CASH FLOWS - Three
          months ended March 31, 2004 and 2003                            5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS                             8

ITEM 3   CONTROLS AND PROCEDURES                                         11

PART II  OTHER INFORMATION                                               12

ITEM 2   CHANGES IN SECURITIES                                           12

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Consolidated Financial Information

                          UNIVEC, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2004

ASSETS
Current assets
Cash                                                         $       852
Accounts receivable                                            1,472,635
Inventories                                                      295,248
Other current assets                                             124,888
                                                             -----------
     Total current assets                                      1,893,623

Fixed assets, net                                                587,598
Goodwill                                                       2,328,662
Other assets                                                       6,000
                                                             -----------
     Total assets                                            $ 4,815,883
                                                             ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                        $ 2,762,038
Deferred payroll - officers                                    1,064,292
Loans payable - officers/directors                               270,493
Notes and loans payable - current                                166,376
Due to affiliated companies                                      328,017
                                                             -----------
     Total current liabilities                                 4,591,216

Notes and loans payable                                          497,033
                                                             -----------
     Total liabilities                                         5,088,249
                                                             -----------
STOCKHOLDERS' DEFICIT
  Preferred stock $.001 per value; 3,743,500 shares
    authorized; none issued and outstanding
      Series D 5% cumulative convertible preferred stock,
        $.001 par value; authorized: 1,250,000; issued and
        outstanding: 104,167 shares (aggregate liquidation
        value:  $277,361)                                            104
      Series E 5% cumulative convertible preferred stock,
        $.001 par value; authorized: 2,000 shares; issued
        and outstanding: 442 shares (aggregate liquidation
        value:  $507,802)                                              1
  Common stock $.001 par value; authorized: 75,000,000
    shares; issued and outstanding: 37,871,795                    37,872
  Additional paid-in capital                                  10,661,408
  Accumulated deficit                                        (10,971,751)
                                                             ------------
Total stockholders' deficit                                     (272,366)
                                                             ------------
     Total liabilities and stockholders' deficit             $ 4,815,883
                                                             ============





              See notes to the consolidated financial statements.

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Operations (Unaudited)



                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------   -------------

Revenues                                            $ 4,226,857    $  2,251,616

Expenses

  Cost of revenues                                    4,186,571       2,067,738
  Marketing and selling                                 124,138         136,866
  Product development                                       846           4,693
  General and administrative                            434,071         231,812
  Interest expense, net                                  14,377          23,816
  Gain on extinguishment of debt                        (40,040)
                                                    ------------   -------------
     Total expenses                                   4,719,963       2,464,925
                                                    ------------   -------------
      Net loss                                         (493,106)       (213,309)
                                                    ============   =============
Dividends attributable to preferred stock                (9,275)        (10,255)

Loss attributable to common stockholders            $  (502,381)   $   (223,564)
                                                    ============   =============
 Share information:
      Basic net loss per share                      $     (.01)    $       (.01)
                                                    ============   =============

      Basic weighted-average number of
       shares outstanding:                          35,331,157       32,847,588
                                                    ===========    =============






              See notes to the consolidated financial statements.

                          UNIVEC, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2004               2003
                                                    ----------        ----------

Cash flows from operating activities
Net loss                                            $(493,106)        $(213,309)
Adjustments to reconcile net loss to net cash
   used in operating activities
   Stock based compensation                           108,104
   Depreciation                                        45,938            51,402
   Gain on extinguishment of debt                     (40,040)
Changes in assets and liabilities, net of
 effects from acquisition
   Accounts receivable                               (199,313)          171,462
   Due from factor                                                      (48,125)
   Inventories                                         (3,533)            5,648
   Other current assets and other assets               28,332            24,605
   Accounts payable and accrued expenses              228,872           (50,359)
   Deferred payroll - officers                        191,393           116,296
                                                    ----------        ----------
      Net cash (used in) provided by
       operating activities                          (133,353)           57,620
                                                    ----------        ----------


Cash flows from financing activities
   Increase in due to affiliated companies             92,283
   Proceeds from loans payable -
    officers/directors                                 54,000             5,019
   Payments of notes and loans payable                (23,899)          (77,026)
   Payments of capitalized lease obligations          (36,250)
   Proceeds from notes and loans payable                                 18,200
                                                    ----------        ----------
      Net cash provided by (used in) financing
       activities                                     122,384           (90,057)
                                                    ----------        ----------
      Net decrease in cash                            (10,969)          (32,437)

Cash, beginning of period                              11,821            87,260
                                                    ----------        ----------
Cash, end of period                                 $     852         $  54,823
                                                    ==========        ==========






              See notes to the consolidated financial statements.
                                        5

                          UNIVEC, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)


1.       Nature of Operations

         Univec, Inc. (Company) produces and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary, markets a medical waste disposal unit.


2.       Summary of Significant Accounting Policies

         Financial Statements

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc. together with the Company's Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended December 31, 2003. Interim results are not necessarily indicative of the results for a full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Net Loss Per Share

    Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three months ended March 31, 2004 and 2003. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

       In February 2004, the Company issued 500,000 shares of common stock to two officers of the Company in exchange for $50,000 of deferred compensation.

       In April 2004, the Company issued 1,403,948 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $108,104.


4.    Related Party Transactions

      For the three months ended March 31, 2004, sales to a company owned by the president of the Company was approximately 99% of total sales, and as March 31, 2004, accounts receivable from this customer was approximately 97% of total accounts receivable.


5.       Financing

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

        As required under the loans, the Company obtained a line of credit from a stockholder of the Company in the amount of $500,000. Loans under the line bear interest at 12%, per annum, and may be converted to a term loan or into common stock at $.11, per share, as defined.

         Also, all loans from stockholders shall be subordinated to the loans from the development agencies loans.

Item 2. Management's Discussion and Analysis

Results of Operations

                                    Condensed Consolidated Results of Operations

                                               Three months ended
                                                     March 31,
                                             -----------------------
                                                  2004      2003        Change
                                             ----------- -----------   -------

Revenues                                     $4,226,857  $ 2,251,616      88%
                                             ----------  -----------

Expenses

Cost of Revenues                              4,186,571    2,067,738     102%

Marketing and Selling                           124,138      136,866      (9%)

Product Development                                 846        4,693     (82%)

General and
 Administrative                                 434,071      231,812      87%

Interest Expense, Net                            14,377       23,816     (40%)

Gain on Extinguishment
 of Debt                                        (40,040)
                                             -----------  ----------
Net Loss                                     $ (493,106)  $(213,309)    (131%)
                                             ===========  ==========


         As illustrated in the table above, overall revenues for the three months ended March 31, 2004 increased by $1,975,241 (88%) as compared to the comparable period ended March 31, 2003. Product sales alone for the three months ended March 31, 2004 showed an increase of $1,983,321 (88%) as compared to the three months ended March 31, 2003. The commencement of group purchasing of pharmaceutical drugs (GPO), which commenced during the three months ended March 31, 2003 was responsible for substantially all of the increase in sales during the first quarter of 2004.

      Sales of new products, including the sliding sheath syringe, medical disposal units (Demolizer) and PPSI's GPO, comprised 99% of the total sales for the three month period ending March 31, 2004.

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

         The Company is concentrating on sales of product and on licensing of the technology of its sliding sheath syringe designed to protect health care workers from accidental needle-stick injury. As a result of the Federal Needlestick Safety and Prevention Law signed into law in November 2000, the Company anticipates an increasing domestic market for the sliding sheath syringe. The law revises the Bloodborne Pathogens Standard under the Occupational Safety and Health Act of 1970 to include safer medical devices, such as syringes or sharps with engineered sharps injury protections designed to eliminate or minimize occupational exposure to blood borne pathogens through needlestick injuries. It requires certain parties to adopt plans and changes in technology that eliminate or reduce exposure to needlestick injury. The effective compliance date for the law was April 18, 2001, and the Company is expending additional sales resources on this product.

         Gross profit for the three months ended March 31, 2004 decreased to 1% from 8% realized during the three months ended March 31, 2003. The reduced gross profit is primarily due to the lower sales of our 1cc clip syringe and the lower gross profit contribution from PPSI's GPO revenue. Further, as a result of the previously reported relocation from New York to Maryland, gross profit on the Univec syringe sales decreased $98,060 (110%) from $89,547 (20%) to a gross loss of $(8,513). The lack of syringe gross profit is primarily the result of non-variable overhead costs of $7,763. We anticipate gross profit levels to remain at current levels unless we increase our market penetration, increase our prices, product mix and/or realize anticipated production or economic benefits as a result of our relocation.

         As a result of the acquisitions of PPSI and Thermal Waste Technologies, Inc. ("TWT"), we have broadened our product bases and we anticipate increases in sales on a period by period basis if we can increase our market penetration.

         Marketing and selling costs for 2004 decreased $12,728 (9%) over the comparable three month period ended March 31, 2003 as a result of limited funds available to carry out marketing activities.

         Product development expense decreased as the Company continues to focus on marketing and sales of existing products rather than product development. Product development expense will continue to remain relatively low.

         General and administrative costs for the three month period ended March 31, 2004 increased $202,259 (87%) resulting primarily from the Company's charge to operations for the cost of certain employee benefits which were waived in a prior year by an officer and paid in the current period by the Company.

         Interest expense, net, decreased by $9,439 (40%) during the three months ended March 31, 2004 from the comparable period in 2003, primarily due to no factoring in 2004.

         Net loss for the three month period ended March 31, 2004 increased by $279,797 (131%) as compared to the three month period ended March 31, 2003. Without considering the gain on extinguishment of debt, the net loss increased by $319,837 (150%). The increase in net loss was primarily related to the reduction in gross profit of $143,592 and the additional payment of benefits of $119,568.

Liquidity and Capital Resources

   The working capital deficit of $2,399,823 at December 31, 2003, increased to a deficit of $2,697,593 (12%) at March 31, 2004, primarily from net increases in accounts payable and accrued expenses, additional borrowings and increased deferred compensation, partially offset by an increase in accounts receivable. The introduction of the GPO program was responsible for these increases in accounts payable and accrued expenses and accounts receivable.

   Net cash used in operating activities increased by $190,973 (331%) to $133,353 for the three months ended March 31, 2004 from the comparable period in 2003 primarily due to the increased net loss and an increase in accounts receivable, offset in part by the increases in accounts payable and accrued expenses and deferred payroll.

   Net cash provided by financing activities increased by $212,441 (236%) to $122,384 for the three months ended March 31, 2004 from ($90,057) used during the three months ended March 31, 2003. This increase resulted from new borrowings of $123,000 and decreases in payments of borrowings of approximately $89,000.

   Although revenue increased as a result of the 2004 PPSI GPO operations for the entire quarter and with our continued marketing and sales of existing safety syringes and the Demolizer, we still continue to suffer from a serious shortage of working capital, which has resulted in the Company's limited ability to market and sell its products. The Company has recently received commitments to borrow an aggregate of $1,000,000 from a city development agency, a state development agency and a stockholder, which Univec believes will close in the very near future, although there is no assurance that the borrowings will occur.

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

   Should the above financings not occur, we will continue to seek working capital to finance our financial needs from either debt or equity financing to enable us to implement our strategy. The relatively low trading price and volume of the common shares hampers our ability to raise equity capital. There is no assurance that any such financings will be available to the Company or on terms we deem favorable. In the event that the Company is unable to obtain any financing, it may be forced to initiate curtailment of portions of its business program. This could result in material adverse effects on the future of the Company. The Chief Executive Officer of the Company has committed to us that he will keep Univec operating through April 1, 2005.

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

                                     PART II

                                OTHER INFORMATION



Item 2. Changes in Securities

         In February 2004, the Company issued 799,371 shares of common stock upon the conversion of 50 shares of Series E and accrued dividends thereon of $1,160 at $.06, per share.

         In February 2004, the Company issued 250,000 shares of common stock to each of Mr. Michael Lesisko and Mr. Raphael Langford, both officers of the Company, in exchange for deferred compensation of $25,000, each.

         In April 2004, the Company issued 1,403,948 shares of common stock to Dr. David Dalton, president and chief executive officer of the Company, in exchange for benefits not taken of $108,104.

         These shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         No commissions or fees were incurred or discounts given in connection with these sales of securities.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbannes-Oxley Act of 2002 .

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbannes-Oxley Act of 2002.

         32.1     Certification of the Chief Executive Officer pursuant U.S.C.
                  Section 1350 as adopted pursuant Section 906 of the Sarbannes-Oxley Act of 2002.

         32.2     Certification of the Chief Financial Officer pursuant U.S.C.
                  Section 1350 as adopted pursuant Section 906 of the Sarbannes-Oxley Act of 2002.

         (b) Form 8-K

         None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVEC, INC.

Dated: May 20, 2004                         /s/ Dr. David Dalton
                                            ----------------------------
                                            Dr. David Dalton
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: May 20, 2004                         /s/ Michael A. Lesisko
                                            -----------------------------
                                            Mr. Michael A. Lesisko
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)