Form 10QSB
period 2004-06-30
UNIVEC INC
filed 2004-08-13
CIK 1029825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from              to

Commission File Number: 0-22413

UNIVEC, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3163455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification No.)

4810 Seton Drive, Baltimore, MD 21215

(Address of principal executive offices)

(410) 347-9959

(Issuers telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

As of July 31, 2004, the Issuer had 37,871,795 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

UNIVEC, INC. AND SUBSIDIARIES

FORM 10-QSB

Part I

FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

UNIVEC, Inc. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

June 30, 2004

ASSETS
Current assets
Cash	$49,162
Accounts receivable	1,508,933
Inventories	301,913
Other current assets	96,297

Total current assets	1,956,305

Fixed assets, net	542,401
Goodwill	2,328,662
Restricted cash	335,000
Other assets	6,000

Total assets	$5,168,368

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,877,647
Deferred payroll - officers	1,261,588
Loans payable - officers/directors	270,493
Notes and loans payable - current	350,872
Due to affiliated companies	663,452

Total current liabilities	5,424,052
Notes and loans payable - long-term	409,051

Total liabilities	5,833,103

STOCKHOLDERS’ DEFICIT
Preferred stock $.001 par value; 3,743,500 shares authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock, $.001 par value; authorized: 1,250,000; issued and outstanding: 104,167 shares (aggregate liquidation value: $280,486)	104
Series E cumulative convertible preferred stock, $.001 par value; authorized: 2,000 shares; issued and outstanding: 442 shares (aggregate liquidation value: $463,952)	1
Common stock $.001 par value; authorized: 75,000,000 shares; issued and outstanding: 37,871,795	37,872
Additional paid-in capital	10,661,408
Accumulated deficit	(11,364,120)

Total stockholders’ deficit	(664,735)

Total liabilities and stockholders’ deficit	$5,168,368

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$4,533,555	$4,327,899	$8,760,412	$6,579,515

Expenses
Cost of revenues	4,400,378	4,021,459	8,586,949	6,089,197
Marketing and selling	5,328	121,398	129,466	258,264
Product development	1,886	15,530	2,732	20,223
General and administrative	486,329	634,440	920,400	866,252
Interest expense, net	32,003	20,108	46,380	43,924
Gain on extinguishment of debt			(40,040)

Total expenses	4,925,924	4,812,935	9,645,887	7,277,860

Net loss	(392,369)	(485,036)	(885,475)	(698,345)

Dividends attributable to preferred stock	(9,275)	(10,255)	(18,550)	(20,510)

Loss attributable to common stockholders	$(401,644)	$(495,291)	$(904,025)	$(718,855)

Share information
Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average number of shares outstanding	37,871,795	33,616,095	36,962,559	32,307,211

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries

Consolidated Statement of Cashflow (Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(885,475)	$(698,345)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	108,104
Depreciation	91,135	96,575
Write-off of inventories		50,000
Write-off of deferred compensation		(18,016)
Gain on extinguishment of debt	(40,040)
Changes in assets and liabilities, net of effects from acquisition
Accounts receivable	(235,611)	262,493
Inventories	(10,198)	8,107
Other current assets and other assets	51,338	(17,051)
Accounts payable and accrued expenses	306,120	(9,288)
Deferred payroll - officers	388,689	214,217

Net cash used in operating activities	(225,938)	(111,308)

Cash flows from investing activities
Increase in restricted cash	(335,000)

Cash flows from financing activities
Increase in due from affiliated companies	429,693	18,392
Proceeds from loans payable - officers/directors	54,000	112,419
Payments of notes and loans payable	(25,999)	(114,150)
Payments of capitalized lease obligations		(36,250)
Proceeds from notes and loans payable	140,585	51,375

Net cash provided by financing activities	598,279	31,786

Net increase (decrease) in cash	37,341	(79,522)

Cash, beginning of period	11,821	87,260

Cash, end of period	$49,162	$7,738

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations

Univec, Inc. (Company) produces and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc., a subsidiary, provides group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc., a subsidiary, markets a medical waste disposal unit.

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc., together with the Company’s Management’s Discussion and Analysis, included in the Company’s Form 10-KSB for the year ended December 31, 2003. Interim results are not necessarily indicative of the results for a full year.

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three and six month periods ended June 30, 2004 and 2003. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Related Party Transactions

Due to Affiliated Companies and Officers

Subsequent to December 31, 2003, the Company borrowed an aggregate of $179,693 from the affiliated companies, owned by the chief executive officer of the Company, exclusive of any loans related to the financing.

Sales Related Party

During the six months ended June 30, 2004, the Company sold syringe components to a relative of a director of the Company for $10,000.

Sales to Affiliated Company

For the six months ended June 30, 2004, sales to a company owned by the president of the Company were approximately 99% of total sales and, as June 30, 2004, accounts receivable from this customer were approximately 97% of total accounts receivable.

Loan Payable Affiliated Company

On June 24, 2004, the Company borrowed $250,000 from a company owned by a relative of the chief executive officer of the Company, payable on demand, with interest at 6.25%, per annum.

4. Loan Payable

On June 23, 2004, the Company borrowed $135,000 from a non related entity payable on demand, with interest at 6.25%, per annum.

5. Subsequent Financing

On July 23, 2004 the Company borrowed an aggregate of $500,000 from a Baltimore City development agency and a Maryland State development agency payable in equal aggregate monthly installments of $9,230 over five years, with interest at 4%, per annum. The proceeds were restricted to purchasing equipment of $450,000, which was collateralized in addition to lien on company assets and required $200,000 in cash deposit provided through working capital loans.

As required under the loans, the Company has also obtained a line of credit for working capital from a stockholder of the Company in the amount of $500,000. Loans under the line bear interest at 6%, per annum, and may be converted to a term loan or into common stock at $.07, per share, as defined. The $500,000 proceeds of the line of credit were drawn during July and August 2004.

All other outstanding loans from stockholders are subordinated.

The Company expended $91,568 for legal fees, commitment fees, lien searches and other costs related to the financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Condensed Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2004	2003	change	2004	2003	change
Revenues	$4,533,555	$4,327,899	5%	$8,760,412	$6,579,515	33%

Expenses:
Cost of Sales	4,400,378	4,021,459	9%	8,586,949	6,089,197	41%
Marketing and Selling	5,328	121,398	(10)%	129,466	258,264	(50)%
Product Development	1,886	15,530	(88)%	2,732	20,223	(86)%
General and Administrative	486,329	634,440	(23)%	920,400	866,252	6%
Interest Expense, Net	32,003	20,108	59%	46,380	43,924	6%
Gain on Extinguishment of Debt				(40,040)

Net (Loss)	$(392,369)	$(485,036)	19%	$(885,475)	$(698,345)	(27)%

As illustrated in the table above, overall revenues for the three and six month periods ended June 30, 2004 increased by $205,656 (5%) and $2,180,897 (33%), respectively, as compared to the comparable periods ended June 30, 2003. The commencement of group purchasing of pharmaceutical drugs (GPO), which started during the first quarter of 2003 was responsible for substantially all of the increase in sales during the first six months of 2004. Sales within PPSI’s GPO, comprised 99% of the total sales for the six month period ended June 30, 2004.

The Company is focused on the production of its proprietary products and on the licensing of the technology of its insulin and tuberculin sliding sheath safety syringes, which are designed to protect health care workers from accidental needle-stick injury. As a result of the Federal Needlestick Safety and Prevention Law signed into law in November 2000, the Company anticipates an increasing domestic market for the sliding sheath syringe. The law revises the Bloodborne Pathogens Standard under the Occupational Safety and Health Act of 1970 to include safer medical devices, such as syringes or sharps with engineered sharps injury protections designed to eliminate or minimize occupational exposure to blood borne pathogens through needlestick injuries. It requires certain parties to adopt plans and changes in technology that eliminate or reduce exposure to needlestick injury. This legislation develops marketing opportunities for the Company’s syringe products.

Gross profit realized for the three and six month periods ended June 30, 2004 decreased to 3% from 7% and to 2% from 7%, respectively, as compared to the comparable periods ended June 30, 2003. The reduced gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our 1cc clip syringe. The GPO gross profit was 1.6% and 1.0% for the six month periods ended June 30, 2004 and June 30,2003, respectively. Further, as a result of the previously reported relocation from New York to Maryland, gross profit on the Univec syringe sales for the six month period ended June 30, 2004 decreased $108,420 (84%) from $129,671 (20%) to 21,251. The lack of syringe gross profit is largely the result of decreased sales volume and non-variable overhead costs of $7,631. We anticipate gross profit levels to remain at current levels unless we increase our market penetration, increase our prices, product mix and/or realize anticipated production or economic benefits as a result of our relocation.

As a result of the acquisitions of PPSI and Thermal Waste Technologies, Inc. (“TWT”), we have broadened our product base. We anticipate increases in sales on a period by period basis from PPSI and TWT if we can increase our market penetration in these areas.

Marketing and selling costs for the three and six month periods ended June 30, 2004 decreased $116,070 (96%) and $128,798 (50%), respectively, from the comparable three and six month periods ended June 30, 2003, as a result of limited funds available to conduct marketing activities.

Product development expense decreased as the Company continues to focus on marketing and sales of existing products rather than product development. Product development expense will continue to remain relatively low.

General and administrative costs for the three month period ended June 30, 2004 decreased $148,111 (23%) however these costs increased $54,148 (6%) for the six month period ended June 30, 2004. The six month period increased primarily as a result of professional fees.

Interest expense, net, increased by $11,895 (59%) and $2,456 (6%), respectively, during the three and six month periods ended June 30, 2004 from the comparable periods in 2003, primarily because of increased debt outstanding during 2004.

Net loss for the three month period ended June 30, 2004 decreased by $92,667 (19%) while the six month net loss increased and $187,130 (27%), respectively, as compared to the six month periods ended June 30, 2003. Without considering the gain on extinguishment of debt, the net loss for the six month period ended June 30,2004 increased by $177,170 (25%) as compared to the corresponding time period ended June 30,2003. The increase in net loss was primarily related to the reduction in gross profit of $173,263 and the additional payment of benefits of $119,568.

Liquidity and Capital Resources

The working capital deficit of $2,399,823 at December 31, 2003, increased to a deficit of $3,467,747 (45%) at June 30, 2004, primarily from net increases in accounts payable and accrued expenses, additional borrowings and increased deferred compensation, partially offset by an increase in accounts receivable. The reduction in gross profit was responsible for these decreases in working capital.

Net cash used in operating activities increased by $114,630 (103%) to $225,938 for the six months ended June 30, 2004 from the comparable period in 2003, primarily due to the increased net loss and an increase in accounts receivable, offset in part by the increases in accounts payable and accrued expenses and deferred payroll.

Net cash used in investing activities of $335,000 resulted from the purchase of restricted cash deposits during the six months ended June 30, 2004.

Net cash provided by financing activities increased by $566,493 (1,782%) to $598,279 for the six months ended June 30, 2004 from ($31,786) used during the six months ended June 30, 2003. This increase resulted from an aggregate increase in borrowings of approximately $442,000 and decrease in payments of borrowings of approximately $124,000.

Although revenue increased as a result of the 2004 PPSI GPO operations for the entire six month period and we continued to market and sell our of existing safety syringes and the Demolizer, we still continue to suffer from a serious shortage of working capital, which has resulted in the Company’s limited ability to market and sell its products.

In July 2004, the Company borrowed an aggregate of $1,000,000 from a city development agency, a state development agency and a stockholder. These proceeds provide us with resources to acquire equipment and for working capital to enable us to implement our strategy. The proceeds from the above loans and our designation as a minority business enterprise (MBE) should allow us to increase marketing services for pharmaceutical companies, safety syringes and the Demolizer.

As a result of these actions, Univec’s management anticipates that operations will generate a positive cash flow in the ensuing twelve month period, but there can be no assurance this will occur.

The relatively low trading price and volume of our common shares hampers our ability to raise equity capital. There is no assurance that any such equity financing will be available to the Company or on terms we deem favorable. Management will continue its efforts to obtain debt and/or equity financing.

Significant Estimates

Univec’s business plan upon acquiring PPSI and TWT was to fully utilize each others capabilities to increase their sales and profitability. Although a shortage of cash flow has slowed the plan, management has reviewed the carrying amount of their goodwill and fixed assets. We have considered all the circumstances, specifically the fair value based on current and anticipated future undiscounted cash flows. In addition, as part of our relocation strategy, various production equipment is being reevaluated. Management has estimated no impairment loss is required at this time.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Major Customer

For the six months ended June 30, 2004, our largest customer was a company owned by our chief executive officer. We intend to reduce our reliance on this customer through expanding sales to others.

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of Univec’s products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in Univec’s SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No. 333-20187), as amended, which was declared effective by the Commission on April 24, 1997.

Item 3. Controls and Procedures.

Based on their evaluation required by Rule 13a-15(b) or 15d-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Forms 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEC, INC.

Dated: August 13, 2004	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2004	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer
(Principal Financial and Accounting Officer)