Form 10QSB
period 2004-09-30
UNIVEC INC
filed 2004-11-16
CIK 1029825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                     to

Commission File Number: 0-22413

UNIVEC, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3163455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4810 Seton Drive, Baltimore, MD 21215

(Address of principal executive offices)

(410) 347-9959

(Issuers telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

As of November 16, 2004, the Issuer had 38,223,728 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

UNIVEC, INC. AND SUBSIDIARIES

FORM 10-QSB

Part I

FINANCIAL INFORMATION

Item 1:	Consolidated Financial Information

UNIVEC, Inc. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

September 30, 2004

ASSETS
Cash	$8,024
Accounts receivable	1,628,446
Inventories	269,672
Other current assets	83,341

Total current assets	1,989,483
Fixed assets, net	894,802
Goodwill	1,774,119
Restricted cash	335,000
Other assets	83,475

Total assets	$5,076,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,946,251
Deferred payroll - officers	1,092,697
Loans payable - officers/directors	260,493
Notes and loans payable - current	1,065,795
Due to affiliated companies	504,643

Total current liabilities	5,869,879
Notes and loans payable - long-term	696,814

Total liabilities	6,566,693

STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value; 3,743,500 shares authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock, $.001 par value; authorized: 1,250,000 shares; issued and outstanding: 104,167 shares (aggregate liquidation value: $283,611)	104
Series E cumulative convertible preferred stock, $.001 par value; authorized: 2,000 shares; issued and outstanding: 442 shares (aggregate liquidation value: $469,477)	1
Common stock $.001 par value; authorized: 75,000,000 shares; issued: 38,627,882 and outstanding: 38,223,728	38,628
Additional paid-in capital	10,690,639
Treasury Stock, 404,154 shares – at cost	(28,291)
Accumulated deficit	(12,190,895)

Total stockholders’ deficit	(1,489,814)

Total liabilities and stockholders’ deficit	$5,076,879

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$4,745,065	$4,064,148	$13,505,477	$10,643,663

Expenses
Cost of revenues	(4,679,295)	(4,054,338)	(13,266,244)	(10,143,535)
Marketing and selling	14,052	(109,546)	(115,414)	(367,810)
Product development	(25,530)	(2,850)	(28,262)	(23,073)
General and administrative	(393,881)	(224,063)	(1,314,281)	(1,090,315)
Interest expense, net	(38,424)	(27,501)	(84,804)	(71,425)
Gain on extinguishment of debt	40,554		80,594
Loss on Sale of Subsidiary	(489,316)		(489,316)

Total expenses	(5,571,840)	(4,418,298)	(15,217,727)	(11,696,158)

Net loss	(826,775)	(354,150)	(1,712,250)	(1,052,495)
Dividends attributable to preferred stock	(8,650)	(8,811)	(27,200)	(29,321)

Loss attributable to common stockholders	$(835,425)	$(362,961)	$(1,739,450)	$(1,081,816)

Share information
Basic net loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Basic weighted average number of shares outstanding	38,244,097	33,790,008	37,394,433	33,421,349

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries

Consolidated Statement of Cash flow (Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(1,712,250)	$(1,052,495)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of subsidiary	489,316
Depreciation and amortization	135,686	144,278
Write-off of inventories		45,000
Issuance of common stock and options for services		22,000
Write-off of deferred compensation		(18,016)
Gain on extinguishments of debt	(80,594)
Changes in assets and liabilities, net of effects from sale of subsidiary
Accounts receivable	(367,110)	274,005
Inventories	2,904	21,690
Other current assets and other assets	(104,130)	(42,751)
Accounts payable and accrued expenses	674,430	(6,526)
Deferred payroll - officers	440,840	313,097

Net cash used in operating activities	(520,908)	(299,718)

Cash flows from investing activities Fixed assets acquired	(397,069)
Increase in restricted cash	(335,000)
Cash used on sale of subsidiary	(92,976)

Net cash used in investing activities	(825,045)

Cash flows from financing activities
Proceeds from sale of securities		20,000
Increase in due from affiliated companies	270,883	112,579
Increase in loans payable - officers/directors	54,000	200,419
Payments of notes and loans payable	(167,350)	(144,985)
Payments of capitalized lease obligations		(149,039)
Proceeds from notes and loans payable	1,184,623	179,452

Net cash provided by financing activities	1,342,156	218,426

Net increase decrease in cash	(3,797)	(81,292)
Cash, beginning of period	11,821	87,260

Cash, end of period	$8,024	$5,968

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations

Univec, Inc. (Company) is a bioscience pharmaceutical company that manufactures and distributes pre-filled pharmaceutical syringes, non-reusable auto-disable syringes and safety syringes. Physician and Pharmaceutical Services Inc. (PPSI), a wholly-owned subsidiary of the Company, provides group purchasing services of pharmaceutical products and prescription drug sample services to physicians for their patients though PPSI’s network of contracted pharmacies. TWT, a wholly-owned subsidiary of the Company, through the date of its sale, marketed a medical waste disposal unit.

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

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three and nine month periods ended September 30, 2004 and 2003. Dilutive net loss per share has not been presented because it was anti-dilutive.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Related Party Transactions

Due to Affiliated Companies and Officers/Stockholders

Subsequent to December 31, 2003, the Company borrowed an aggregate of $270,883 and $54,000 from affiliated companies, owned by the chief executive officer of the Company, and officers/directors, respectively.

Sale to Related Party

During the nine months ended September 30, 2004, the Company sold syringe components to a relative of a director of the Company for $10,000.

Sales to Affiliated Company

For the nine months ended September 30, 2004, sales to a company owned by an officer of the Company were approximately 99% of total sales and, as of September 30, 2004, accounts receivable from this customer were approximately 99% of total accounts receivable.

4. Common Stock

On July 3, 2004, the Company issued 500,000 shares of common stock to a stockholder/former director in payment of a note payable of $10,000.

On August 31, 2004, the Company issued 256,087 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $17,158.

5. Financings

On July 23, 2004, the Company borrowed an aggregate of $500,000 from the City of Baltimore Development Corporation and the Maryland Department of Business and Economic Development payable in aggregate equal monthly installments of $9,230 over five years, with interest at 4%, per annum. Proceeds are to be used to purchase equipment of $450,000, which together with certain other equipment of the Company, collateralize the borrowings. The borrowings also require deposits of $335,000 and an irrevocable standby letters of credit of $200,000. Loans from certain officers and directors of approximately $180,000 have been subordinated.

As of September 30, 2004, the Company has acquired $397,069 of equipment.

As required under the borrowings, the Company has obtained a revolving line of credit of $500,000 from a stockholder of the Company to be used for working capital through July 22, 2009. Loans under the line bear interest at the prime rate, plus 2%, per annum, and may be converted into common stock at $.065, per share, as defined. If the line of credit is terminated within one year, there is a penalty of up to 90 days of interest. The Maryland Department of Business and Economic Development has guaranteed 80% of the loan and interest thereon. In July 2004, the Company borrowed $500,000 under the line of credit.

Financing expenses in connection with these borrows were $80,146 and will be amortized over the term of the borrowings.

6. Sale of Subsidiary

On August 16, 2004, the Company sold Thermal Waste Technologies, Inc, a subsidiary, to an officer of the Company and former related owners of the subsidiary, in exchange for 404,154 shares of common stock of the Company, cancellation of deferred compensation to the officer of $221,042 and cancellation of the officer’s employment agreement. In addition, the officer received options to purchase 97,710 shares of common stock of the Company, exercisable at $.01, per share, for 10 years and the other purchasers received option to purchase 296,444 shares of common stock of the Company, exercisable at $.07, per share, for 10 years. The officer also will receive $100,000 in cash, payable in monthly installments of $10,000, commencing August 2004 and medical insurance payments of $3,600.

Expenses in connection with the sale were $87,307.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Condensed Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	change	2004	2003	change
Revenues	$4,745,065	$4,064,148	17%	$13,505,477	$10,643,663	27%

Expenses:
Cost of Sales	(4,679,295)	(4,054,338)	15%	(13,266,244)	(10,143,535)	31%
Marketing and Selling	14,052	(109,546)	(113)%	(115,414)	(367,810)	(69)%
Product Development	(25,530)	(2,850)	796%	(28,262)	(23,073)	22%
General and Administrative	(393,881)	(224,063)	76%	(1,314,280)	(1,090,315)	21%
Interest Expense, Net	(38,424)	(27,501)	40%	(84,804)	(71,425)	19%
Gain on Extinguishment of Debt	40,554			80,594
Loss on Sale of Subsidiary	(489,316)			(489,316)

Net (Loss)	$(826,775)	$(354,150)	133%	$(1,712,250)	$(1,052,495)	63%

As illustrated in the table above, overall revenues for the three and nine month periods ended September 30, 2004 increased by $680,917 (17%) and $2,861,814 (27%), respectively, as compared to the comparable periods ended September 30, 2003. The commencement of group purchasing of pharmaceutical drugs (GPO), which started during the first quarter of 2003 was responsible for the increase in sales during the first nine months of 2004. Sales within PPSI’s GPO, comprised 99% of the total sales for the nine month period ended September 30, 2004.

The Company has reestablished its focus on the marketing, production development of its proprietary products and on the licensing of the technology of its insulin and tuberculin sliding sheath safety syringes, which are designed to protect health care workers from accidental needle-stick injury. As a result of the Federal Needlestick Safety and Prevention Law signed into law in November 2000, the Company anticipates an increasing domestic market for the sliding sheath syringe. The law revises the Bloodborne Pathogens Standard under the Occupational Safety and Health Act of 1970 to include safer medical devices, such as syringes or sharps with engineered sharps injury protections designed to eliminate or minimize occupational exposure to blood borne pathogens through needlestick injuries. It requires certain parties to adopt plans and changes in technology that eliminate or reduce exposure to needlestick injury. This legislation develops marketing opportunities for the Company’s syringe products.

Gross profit for the three and nine month periods ended September 30, 2004 increased to 1.0% from .2% and decreased to 2% from 5%, respectively, as measured against the comparable periods ended September 30, 2003. The reduced gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our 1cc clip syringe. The GPO gross profit was 1.5% and 3.8% for the nine month periods ended September 30, 2004 and September 30, 2003, respectively. Further, gross profit on the Univec syringe sales for the nine month period ended September 30, 2004 had a decrease of $44,260 (65%) from $68,103 (9%) to $23,843. The lack of syringe gross profit is largely the result of decreased sales volume and fixed overhead costs of $7,290. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and recent financings.

As a result of the acquisitions of PPSI, we have broadened our pharmaceutical product distribution base. We anticipate increases in sales on a period by period basis from PPSI if we can increase our market penetration in these areas.

Marketing and selling costs for the three and nine month periods ended September 30, 2004 decreased $123,598 (113%) and $252,396 (69%), respectively, from the comparable three and nine month periods ended September 30, 2003, as a result of limited funds available to conduct marketing activities. As a result of our recent financing, we anticipate increasing our marketing activities.

Product development expense during the three and nine month periods ended September 30, 2004 increased $22,680 (796%) and $5,189 (22%), respectively, from the comparable three and nine month periods ended September 30, 2003, as a result of expenditures to develop new products. Product development expense will continue to increase over the foreseeable future.

General and administrative costs for the three and nine month periods ended September 30, 2004 increased $169,818 (76%) and $223,966 (21%), respectively. The nine month period increased primarily as a result of professional fees.

Interest expense, net, increased by $10,923 (40%) and $13,379 (19%), respectively, during the three and nine month periods ended September 30, 2004 from the comparable periods in 2003, primarily because of increased debt outstanding during 2004.

Net loss for the three month period ended September 30, 2004 increased by $472,625 (133%) primarily due to a loss of $489,316 on the sale of a subsidiary. The nine month net loss increased $659,755 (63%), respectively, as compared to the nine month period ended September 30, 2003. The subsidiary was sold during August 2004 in order to reduce fixed costs associated with its operation. Without considering the loss on the sale of the subsidiary and gain on extinguishment of debt ($80,594), the net loss for the nine month period ended September 30, 2004 increased by $251,033 (24%) and for the three month period ended September 30, 2004, decreased by $16,691 (5%) as compared to the corresponding time periods ended September 30, 2003. The increase in net loss before non-recurring items was primarily related to the reduction in gross profit of $260,895.

Liquidity and Capital Resources

The working capital deficit of $2,399,823 at December 31, 2003, increased to a deficit of $3,880,396 (162%) at September 30, 2004, primarily from net increases in accounts payable and accrued expenses, loans payable and deferred compensation, partially offset by an increase in accounts receivable. The reduction in gross profit was responsible for the decrease in working capital.

Net cash used in operating activities increased by $221,190 (74%) to $520,908 for the nine months ended September 30, 2004 from the comparable period in 2003, primarily due to the increased net loss.

Net cash used in investing activities of $825,045 resulted from the purchases of cash deposits and of fixed assets and cash used in the sale of the subsidiary during the nine months ended September 30, 2004.

Net cash provided by financing activities increased by $1,123,730 (514%) to $1,342,156 for the nine months ended September 30, 2004 from $218,426 provided during the nine months ended September 30, 2003. This increase resulted from an increase in aggregate borrowings of $1,017,056 and decrease in aggregate repayments of borrowings of approximately $126,674. There was also non-recurring sale of securities during the nine months ended September 30, 2003.

Although revenue increased as a result of the 2004 PPSI GPO operations for the entire nine month period and we continue to market our safety syringes, we suffered from a serious shortage of working capital, which has resulted in the Company’s limited ability to market and sell its products.

In July 2004, the Company borrowed an aggregate of $1,000,000 from a city development agency, a state development agency and a stockholder. These proceeds provided us with resources to acquire equipment and for working capital to enable us to continue implement our business strategy. The proceeds from the above loans and our designation as a minority business enterprise (MBE) should increase our marketing services to pharmaceutical companies, to increase our sales of safety syringes and develop new products.

As a result of these actions, Univec’s management anticipates that operations will generate a positive cash flow during our next fiscal year, but there can be no assurance this will occur.

The relatively low trading price and volume of our common shares hampers our ability to raise equity capital. There is no assurance that any such equity financing will be available to the Company or on terms we deem favorable. Management will continue its efforts to obtain debt and/or equity financing.

New Products

As a result of our recent financing, we are in the process of bringing new syringe products to market and reestablishing the marketing of our existing syringe products and other PPSI services. There is no assurance that we will be successful in increasing our revenues or achieving profitability.

Significant Estimates

Univec’s business plan upon acquiring PPSI was to fully utilize its distribution capabilities to increase sales and profitability. A shortage of cash flow has slowed the effectiveness of the plan. Management has reviewed the carrying amount of goodwill and fixed assets, considering their fair value based on anticipated future undiscounted cash flows and appraisals of the equipment. Management has estimated no impairment loss is required at this time based on our relocation to Baltimore, recent financings and new product development.

We have also reviewed the carrying value of both our accounts receivable and inventory. Based on our both our anticipated future undiscounted cash flows and recent financings, no impairment is required.

Major Customer

For the nine months ended September 30, 2004, substantially all our sales were to a company owned by a Company officer. We intend to reduce our reliance on this customer, by marketing both PPSI to other customers and reestablishing our product sales, which had been slowed because of poor cash flow.

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

The Annual Meeting of Stockholders of Univec, Inc. for the year ended December 31, 2003, was held on August 12, 2004, to consider and vote upon a proposal to elect S. Robert Grass, Dr. David Dalton, John Frank and William Wooldridge as directors,

The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

Proposals to Elect Directors:

	For	Withhold
S. Robert Grass	19,641,801	0
David Dalton	19,620,601	21,200
John Frank	19,620,601	21,200
William Wooldridge	19,641,801	0

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Loan and Security Agreement between Univec, Inc. and City of Baltimore Development Corporation dated July 23, 2004.

10.2	Loan Agreement between Univec, Inc. and Maryland Department of Business and Economic Development dated July 23, 2004.

10.3	Loan Agreement between Univec, Inc. and The Shaar Fund, Ltd. dated July 23, 2004.

10.4	Agreement between Jonathan Bricken, Univec, Inc. and Thermal Waste Technologies, Inc. dated August 16, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Forms 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEC, INC.

Dated: November 16, 2004	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2004	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)