Form 10KSB
period 2004-12-31
UNIVEC INC
filed 2005-09-15
CIK 1029825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2004

/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______ to _______

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

Revenues for the issuer's most recent fiscal year were $19,448,388.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on August 31,
2005 was $1,693,933.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 31, 2005 the issuer had 56,464,432 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Part I

Item 1. Description of Business.

UNIVEC, Inc. ("UNIVEC" or "the Company") is an integrated licensing, manufacturing, and marketing company dedicated to providing safer health products to patients and caregivers worldwide. Univec also assists pharmaceutical companies in marketing, fulfillment, and tracking drug samples.
Univec produces auto-disable and safety syringes. The Company is a Delaware corporation incorporated on October 7, 1996, and the successor by merger to
UNIVEC, Inc., a New York corporation, incorporated on August 18, 1992.

On December 31, 2001 Univec, Inc., acquired Physician and Pharmaceutical
Services, Inc., (PPSI) a company engaged in group purchasing (GPO) and promoting
Pharmaceutical company prescription samples to physicians for their patients. PPSI reduces the cost in the prescription-sampling channel by providing efficient fulfillment and tracking of prescription usage. PPSI's national network of pharmacies fills the sample prescription on a discounted fee and the Company's mail service fulfillment complements additional needs. PPSI's approach conforms to regulations requiring increased accountability and elimination of diversion of prescription samples, consequently reducing the exposure of physicians and pharmaceutical companies to potential liabilities and non-compliance penalties. PPSI’s group purchasing programs provide for reduces prices on prescription drugs and other products through leveraged purchasing and closed system market share. Univec also is a distributor of a highly regulated pharmaceutical drug, methadone and other prescription drug products.

Univec during late 2004 established the company as a distributor of specialty and highly regulated pharmaceutical products. The company intends to expand the product line to take further advantage of its group purchasing and closed systems purchasing.

Univec extended its product line to include a highly regulated pharmaceutical (methadone)
and other pharmaceutical products. The company will continue to sell it products through large United States based wholesalers as well as direct in large bulk to the larger customers of the company. The company’s group purchase programs and closed market purchasing positions the company’s product line well.

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

Self-Destruct Needles permit the needle to be collapsed or deformed into a shape, which cannot result in a needlestick injury. Although self-destruct needle devices are mechanically simpler than retracting needle devices, less prone to malfunction and less costly to manufacture, such devices are effective only if the operator triggers the self-destruct feature.

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

Marketing of Pharmaceutical Company Drug Samples to Physicians

PPSI patient StarterScript prescription drug program allows the physician to provide to the patient a cost effective means to support medication management from both a clinical and economic perspective. The patient sees if they may tolerate the medication under both the physician and pharmacist oversight.

The PPSI online network provides better marketing and clinical integration information than traditional systems, and enables pharmaceutical companies to maintain market share when competing with generic drugs. The PPSI information system includes detailed information such as the individual sales representative, zip codes, DEA number, pharmacy and prescribing physician. The
PPSI system provides pharmaceutical companies with an easy, safe way to offer free samples through physicians and increase their value to patients who benefit through savings on prescriptions. In addition, the PPSI system provides incentives for chain drug stores to stock the pharmaceutical products and for pharmaceutical companies to keep their products on managed care formularies.
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

Univec also markets its StarterScript patient prescription sampling services to pharmaceutical companies desiring to maintain or expand market position. The company management believes that with the growth of third party payments of prescription drug such as Medicare and managed care companies the direct to consumer programs will grow.
Univec also believes that with more branded pharmaceutical products coming off patent will further enhance direct patient sampling or StarterScript programs as an offense to generic drug substitution.

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

Production

Univec's lcc locking syringes are being assembled by contract manufacturers in the United States, China and Portugal. (See Item 1, "Description of Business"
and Item 3 "Legal Proceedings" for the current status of the Company's business.
The United States manufacturers also mold the Company's proprietary syringe plungers. Univec owns stamping, assembly, and molding equipment at its U.S.
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

In March 2001, Univec exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. Univec is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 previously paid. As of December 31, 2004, Univec has sold only an insignificant amount subject to royalties under this agreement.

In July 2000, Univec received FDA approval of the sliding sheath syringe and began to manufacture and market this product in 2001.

In August 2000, Univec entered into a licensing agreement providing for the non-exclusive, worldwide use of Univec patents for the manufacturing, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales and for the sale of equipment necessary to manufacture the product. In accordance with this agreement, Univec has earned royalties of $30,284 and $109,690 for the years ended December 31,
2004 and 2003, respectively.

In 2003 the Company assigned certain patents to a creditor in payment of an amount due and also assigned the future royalties under the auto-disable syringe licensing agreement. The Company has licensed back the rights under these patents to market and manufacture in North America.

In 2004 the Company applied for and received a Provisional Patent from the U.S.
Patent and Trademark Office on September 21, 2004, the Patent #60/611,670 and Foreign Filing
License Granted October 15,2004, code US60/611,670. However, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States, and accordingly, patent protection in such countries may be different from patent protection provided by United States laws. In brief description, a medical device with a sliding sheath to protect caregivers in the dental and the cosmetic market.

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

Research and Development

For the years ended December 31, 2004 and 2003, Univec expended $28,871 and
$28,547, respectively, on product development expenses.

Employees

As of July 31, 2005, Univec employed four persons, including two full time in sales and marketing, one full time in financial administration, and one full time in production. None of Univec's employees is covered by a collective bargaining agreement.

As of July 31, 2005, PPSI had no employees, but utilizes outside marketing representatives and consultants for marketing and employees of affiliated companies, owned by a stockholder/officer of the Company, to provide certain administrative services. These expenses, together with other expenses, have not been allocated between these companies.

Item 2. Description of Property.

Univec occupies a production facility, warehouse, administrative, and executive offices in Baltimore, MD (comprised of approximately 22,000 square feet of space) pursuant to a lease that expired on July 15, 2004 with ten (10)
renewable one (1) year option terms which are automatically renewable by Univec.
Rental expense for the space is $72,000 per annum plus certain common charges, maintenance costs and real estate taxes, subject to a maximum increase of 3% for each three year term.

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

Item 4. Submission of Matters to Vote of Security Holders.

The Annual Meeting of Stockholders of Univec, Inc. for the year ended
December 31, 2003, was held on August 12, 2004, to consider and vote upon a proposal to elect S. Robert Grass, Dr. David Dalton, John Frank and William Wooldridge as
directors,

The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

Proposals to Elect Directors:

	For	Withheld
S. Robert Grass	19,641,801	0
David Dalton	19,620,601	21,200
John Frank	19,620,601	21,200
William Wooldridge	19,641,801	0

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)(1) Prior to July 2, 1999, the Company's Common Stock and redeemable
Common Stock Purchase Warrants (expired April 2002) traded on the Nasdaq SmallCap
Market. Following that date, the common stock and warrants have been quoted on the OTC Bulletin Board under the symbols "UNVC" and "UNVCW", respectively.

Set forth below are the high and low closing sale prices for the Common Stock on the over-the-counter bulletin board from January 1, 2003 through December 31,
2004 and the first quarter of 2005.

Common Stock
("UNVC")
Quarter Ended	High	Low

March 31, 2003	$ 0.070	$ 0.040
June 30, 2003	$ 0.110	$ 0.100
September 30, 2003	$ 0.260	$ 0.050
December 31, 2003	$ 0.140	$ 0.070
March 31, 2004	$ 0.150	$ 0.090
June 30, 2004	$ 0.120	$ 0.070
September 30, 2004	$ 0.090	$ 0.060
December 31, 2004	$ 0.110	$ 0.040
March 31, 2005	$ 0.110	$ 0.100

(1) As of December 31, 2004, there were 120 holders of record of the Common
Stock.

(2) During the fiscal year ended December 31, 2004, Univec sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below.
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

1. During 2004, a Univec officer converted $125,262 of contractual benefits to
1,660,035 common shares.

2. On February 5, 2004, Univec converted 50 shares of Series E Preferred Stock to
799,371 common shares at $.064 per common share.

3. On February 15, 2004, two Company officers exchanged 500,000 common shares in payment of a total of $50,000 compensation options at $.05 per share.

4. On July 3, 2004, Univec issued 500,000 shares at $.02 per common share of common stock to a former director as payment of $10,000 of notes payable.

5. On November 12, 2004 Univec issued 6,000,000 shares of common stock to a vendor in exchange for $240,000 financial consulting services at $.04 per share.

6. On December 8, 2004, Univec converted 30 shares of Series E Preferred Stock to
990,970 common shares at $.0323per common share.

Item 6. Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with
Univec, Inc's ("Univec", "we" or "our"), consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Condensed Consolidated Results of Operations

	2004	2003	Change

Revenues	$ 19,448,388	$17,359,771	12%

Cost of Revenues	$ 19,174,494	16,936,565	13%

Gross Margin	273,894	423,206	(35%)

Expenses:

Marketing and Selling
Expense	123,400	379,738	(68%)
Product Development	28,871	28,547	1%
General and
Administrative	1,,847,246	1,380,350	34%
Interest Expense, Net	108,092	91,564	18%
Gain on Extinguishment
of Debt	(144,819)	(24,872)	482%
Loss on write-off of
Goodwill	1,774,119	-	-
Loss on sale of Subsidiary	597,056	-	-
Other Income	(47,795)	-	-
Loss on capitalized lease	-0-	121,366	-

Total Expenses	(4,286,170)	(1,976,693)	117%

Discontinued Operations	(8,260)	(93,502)	(91%)

Net Loss	$ (4,020,536)	$ (1,646,989)	144%

Sales within PPSI’s GPO comprised more than 99% of the total sales for 2004. A breakdown of revenues and cost of revenues for 2004 between the Company and its wholly-owned subsidiary, PPSI, are as follows:

	Univec	PPSI	Total
Revenue	$59,816	$19,388,572	$19,448,388
Cost of Revenues	53,933	19,120,561	19,174,494

Gross Margin	$ 5,883	$ 268,011	$ 273,894

The Company has corrected an error which occurred during the year ended December 31, 2003 in connection with the capitalized lease of equipment. The underlying fixed assets were purchased by an affiliated company owned by an officer of the company and leased to the
Company. In 2003, the Company originally reported the payoff of the lease from proceeds of loans.

The restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in an additional loss of $115,031, less than
$0.01, per share.

The Company determined that the goodwill with a carrying value of $1,774,119 had been fully impaired and has written-off the entire balance.

The Company has its focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Gross profit for the year ended December 31, 2004 decreased to 1.4% from 2.4%
in 2003. Gross profit based on product sales for 2004 decreased to $273,894 as compared to $423,206 in 2003. The reduced gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our 1cc clip syringe. The GPO gross profit was 1.4% and 2.4% for the year 2004 and 2003, respectively. The reduction of syringe gross profit is largely the result of decreased sales volume and fixed overhead costs of $7,290. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and recent financings.

As a result of the acquisitions of PPSI, we have broadened our pharmaceutical product distribution base. We anticipate increases in sales on a period by period basis from
PPSI if we can increase our market penetration in these areas.

Marketing and selling costs in 2004 decreased $256,338 (68%) from 2003. This decrease is due to decreases in shipping costs, rent and compensation costs, as a result of limited funds available to conduct marketing activities. As a result of our 2004 financing, we anticipate increasing our marketing activities.

Product development expense for 2004 increased by $324 (1.1%) as compared to 2003.
This increase was the result of increased expenditures for patent legal costs and product testing expense.

General and administrative expenses for the year ended December 31, 2004 increased $466,896 (34%) as compared to 2003. This increase is due primarily to increases in professional fees, insurance and relocation costs offset in part by decreases in compensation, GPO rebate costs, securities maintenance expenses and a $75,000 reserve provided for inventory valuation. There was also an $85,088 provision for equipment located at former suppliers, which is no longer being used in production activities of the Company.

Interest expense for the year ended December 31, 2004 increased by $16,528
(18%) as compared to 2003 primarily as a result of increased debt during 2004.

Other income for the year ended December 31, 2004 includes $36,349 gain on the sale of marketable securities plus $11,446 gain on the sale of equipment.

Net loss for 2004 increased by $(2,373,547) (144%) primarily due to the
$1,774,119 write-off of goodwill and a loss of $597,056 on the sale of a subsidiary. The subsidiary was sold during August 2004 in order to reduce fixed costs associated with its operation. Without considering the loss on the sale of the subsidiary and gain on extinguishment of debt ($144,819), the gain on the sale of equipment and marketable securities of $47,795, the increase in the net loss before non-recurring items of $(243,685) was primarily related to the reduction in gross profit of $149,312.

Liquidity and Capital Resources

The working capital deficit of $2,542,657 at December 31, 2003, increased to a deficit of $4,207,570 at December 31, 2004. A significant reason for this increase is the classification of $457,377 of formerly long-term debt as current debt due to $79,651 in late payments and $377,726 for non-compliance with contractual covenants. Further, net increases in accounts payable and accrued expenses, total loans payable and deferred compensation, partially offset by an increase in accounts receivable also accounted for the decrease in working capital.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2004, the Company had negative working capital of $4,207,570 and stockholders'
deficit of $3,717,269 and had previously incurred net losses of $(4,020,536) and $(1,646,989) for the years ended December 31, 2004 and 2003. The Company is also in default of approximately $1,200,000 of loan and notes payable all of which are payable on demand as a result of such defaults. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain  adequate  financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

Net cash used in operating activities increased by $416,215 (125%) to $747,984 for the year ended December 31, 2004 from 2003, primarily due to the increased net loss.

Net cash used in investing activities of $743,145 resulted from the purchases of restricted cash deposits, fixed assets and cash used in the sale of the subsidiary during 2004.

Net cash provided by financing activities increased by $1,252,420 (489%) to $1,508.751 for
2004 from $256,331 provided during 2003. This increase resulted from an increase in aggregate borrowings of $1,200,127 and decrease in aggregate repayments of borrowings of approximately
$25,960. There was also a $50,000 non-recurring sale of securities during 2004.

Although revenue increased as a result of the 2004 PPSI GPO operations for the entire year as we continued to market our safety syringes, we suffered from a serious shortage of working capital, which resulted in the Company’s limited ability to market and sell its products.

In July 2004, the Company borrowed an aggregate of $1,000,000 from a city development agency, a state development agency and a stockholder. These proceeds provided us with resources to acquire equipment, refinance an equipment capital lease and for working capital to enable us to continue implement our business strategy. The proceeds from the above loans and our designation as a minority business enterprise (MBE) should increase our marketing services to pharmaceutical companies, to increase our sales of safety syringes and develop new products.

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

Significant Estimates

Univec's business plan upon acquiring PPSI was to fully utilize each other's capabilities to increase their sales and profitability. Although a shortage of cash flow has slowed the plan, management has reviewed the carrying amount of goodwill and fixed assets. We have considered all the circumstances, specifically the fair value based on current and anticipated future undiscounted cash flows. In addition, as part of our relocation strategy, various production equipment is being reevaluated. The Company determined that the goodwill with a carrying value of $1,774,119 had been fully impaired and has written-off the entire balance.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements. Financial Accounting Standards Board Statement
# 123R Stock Based Compensation is not expected to have a material effect on the
Company’s financial statements.

Major Customer

For the year ended December 31, 2004, our largest customer was a company owned by our chief executive officer. We intend to reduce our reliance on this customer through expanding sales to others.

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

A Form 8-K was filed on June 13, 2005 and amended by a Form 8-K/A filed on August
1, 2005, reporting the resignation of the Company’s principal registered independent public accounting firm. Further, the Registrant reported that the auditor’s report for the previously issued Form 10-KSB for the year ended December 31, 2003 could no longer be relied upon. Also, the former principal registered independent public accounting firm has informed the Registrant that it may no longer rely upon review reports issued for all Form 10-QSB for all quarters starting with the quarter-ended March 31, 2003 through the quarter-ended September 30, 2004.

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

Name	Age	Position
Dr. David Dalton	56	Chief Executive Officer, President and a Director
S. Robert Grass	71	Chairman of the Board of Directors
William Wooldridge	60	Director
Raphael Langford	60	Chief Operating Officer and Executive Vice President
Michael Lesisko	55	Treasurer, Secretary and Chief Financial Officer

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

William Wooldridge has been a director since August 5, 2003. Mr.
Wooldridge is a recognized and respected entrepreneur. He is the founder of
MedEcon, Inc. one of the largest group purchasing organizations in the United
States. Over a twenty-eight year period he has developed a corporation with medical portfolio sales in excess of $3.5 billion. In 1999, Mr. Wooldridge formed
OrderButton.Net, a new web-based transaction processing service that facilitates the establishment of merchant sites on the internet. Since 2002, Mr. Wooldridge has been developing a franchised, non-traditional based photography company.

Raphael Langford has been Chief Operating Officer and Executive Vice-President of Univec Corporation since April 2003. Prior to April 2003, Raphael Langford was
Vice-President of Physician Pharmaceutical Services, Inc. (PPSI) A nationwide PBM with
Over 50,000 pharmacies in its network. Mr. Langford managed the design and creation of products/services that serve the PBM market for PPSI, he was responsible for operations planning and control; material management; total quality management; benchmarking; and
performance measurement. Mr. Langford career highlights also include as Executive Director of the National Foundation of Women Legislators. Mr. Langford served as liaison to Federal and State elected officials. He was responsible for implementing National Policy Committees for Women Legislators to set guidelines for Alternative, Holistic & Complementary Health.
Mr. Langford co-chaired committees on Alcohol and Substance Abuse and served as chairman for Health, Longevity & Long-Term Care Pain Management. He has work on special projects with HHS and DEA in Washington, DC. Mr. Langford is a past President & CEO of Olympic
International, Inc. The company specialized in international brokering, manufacturing and the network of raw materials to more than 17 countries. Mr. Langford has over thirty-five years experience in senior management positions with AT&T, Inc., Norton Simon, Inc.
and other telecommunications and pharmaceuticals entities. He has received credits in business management studies and Industrial psychology at Case Western Reserve University.

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

Meetings of the Board of Directors and Information Regarding Committees

The Board of Directors has two standing committees, an Audit Committee and a Compensation Committee. On August 12, 2004, Mr. John Frank and William Wooldridge
were elected to the Audit Committee. The duties of the Audit Committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of Univec, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Audit Committee held two meetings in 2004. On August 12, 2004, Mr. S. Robert Grass was elected to the
Compensation Committee. There was one meeting of the Compensation Committee in 2004.

The Board of Directors held four meetings in 2004, which included special telephonic meetings. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 2004.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires Univec's Officers,
Directors and persons who own more than ten percent of a registered class of
Univec's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange
Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish Univec with copies of all Section 16(a)
forms they file. Based solely on a review of Copies of such reports received by
Univec and written representations from such persons concerning the necessity to file such reports, Univec is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2004.

Item 10. Executive Compensation.

The following table sets forth the compensation awarded to, earned by or paid to Univec's Chief Executive Officer and each other executive officers of the Company whose salary and bonus for the two years ended December 31, 2004 exceeded $100,000.

		Annual Compensation		Long-Term Compensation
			Other Annual	Securities
Name and Principal Position	Year	Salary	Compensation	Underlying Options

Dr. David Dalton	2003	$ 360,000(1)	-	1,000,000(1)
Chief Executive Officer and
President
	2004	$ 396,000(2)	-	-

Jonathan Bricken	2003	$ 129,969	-	None
Vice President

(1) During 2003, Dr. David Dalton earned a salary of $360,000, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year. He was granted an option to purchase 1,000,000 shares of common stock on April 21, 2003.

(2) During 2004, Dr. David Dalton earned a salary of $396,000, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year.

Employment Agreements

Dr. David Dalton provides the amount of time necessary to perform his corporate duties. Dr Dalton's salary was $396,000 for 2004, plus a bonus determined by the agreement of Dr. Dalton and the Compensation Committee. On each January 1, the base salary will be increased by an amount agreed upon by
Dr. Dalton and the Compensation Committee. The agreement also provides Dr.
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

Stock Options

The following table contains information concerning the grant of stock options to Dr. David Dalton ( the "Named Executive Officer") during the fiscal year ended December 31, 2004.

	Number of Shares	Percent of Total Options
	Underlying Options	Granted to Employees in	Exercise Price	Expiration
Name	Granted	Fiscal Year	Per Share	Date
Dr. David Dalton	-	0%	$0.00	N/A

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table summarizes for Dr. Dalton the total number of shares acquired upon exercise of options during the year ended December 31,
2004, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at
December 31, 2004, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2004. The value of the unexercised, in-the-money options at December 31, 2004, is the difference between their exercise or base price, and the fair market value of the underlying Common Stock on December 31,
2004. The closing bid price of the Common Stock on December 31, 2004 was $0.11.

	Shares Acquired Upon		Number of Securities		In-The-Money
	Exercise of Options		Underlying Unexercised		Options at
	During Fiscal 2004		Options at December 31, 2004		December 31, 2004
Name	Number	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Dr. David Dalton	None	None	2,500,000	500,000	$40,000	$ -

Certain Transactions

At December 31, 2004, the following Deferred Payroll was payable to executive officers and other employees:

David Dalton, Chief Executive Officer and President	$ 856,000
Raphael Langford, Chief Operating Officer	127,585
Michael Lesisko, Secretary - Treasurer	97,300
1,080,885
Other employees	190,603
$ 1,271,488

On July 3, 2003, the Company authorized the issuance of 500,000 shares of common stock to Richard Mintz, a Director of the Company, at $0.02 per share in full discharge of a $10,000 note payable.

At December 31, 2004, notes payable to companies owned by David Dalton,
President, amounted to $578,800. These loans are the result of providing working capital to the Company.

At December 31, 2004, notes payable to David Dalton, President amounted to $100,000 and notes payable to S. Robert Grass, Chairman of the Board of
Directors amounted to $153,300. These amounts were advanced to the Company at terms and rates similar to commercial bank provisions. The funds were provided to the Company for working capital operating needs.

On February 5, 2004, the Series E preferred stockholder exchanged 50 preferred shares plus $1,170 accrued dividends for 799,371 shares of Common
Stock at $0.064 per share On December 8, 2004 this the Series E preferred stockholder exchanged 30 preferred shares plus $2,008 accrued dividends for
990,970 shares of Common Stock at $0.0323 per share

On February 15, 2004, two executive officers exchanged a combined
$50,000 of accrued Payroll for 500,000 common shares at $0.10 per share. These exchanges were authorized by the Company's Board of Directors on August 5, 2003.

On April 16, 2004, the Company's Chief Executive Officer exchanged
$108,104 of employment Contract benefits for 1,403,948 common shares. On August
31, 2004, the Chief Executive Officer exchanged an additional $17,158 of employment contract benefits for 256,087 common shares. These exchanges were authorized by the Company's Board of Directors on August 5, 2003

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of August 31, 2005 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.

	Amount and Nature of Beneficial	Percentage of common Stock Beneficially
Name	Ownership (1)	Owned (2)

David Dalton (4)	23,396,378 (5)	39.40% (6)
S. Robert Grass (4)	1,065,951 (9)	1.87% (10)
William Wooldridge (4)	250,000 (13)	0.44% (14)
Raphael Langford (4)	3,366,667 (7)	5.85% (8)
Michael Lesisko (4)	2,474,001 (11)	4.31% (12)
All directors and executive
officers as a group (5 persons)	30,552,997 (3)(16)	49.02% (17)

Emerald Capital Partners LP	6,000,000	10.63% (15)

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of August 31, 2005 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Except as otherwise stated, calculated on the basis of 56,464,432 shares of
Common Stock issued and outstanding on August 31, 2005.

(3) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(4) Address is c/o the Company, 4810 Seton Drive, Baltimore, Maryland 21215.

(5) Includes 2,916,674 shares issuable upon exercise of presently exercisable options.

(6) Calculated on the basis of 59,381,106 shares of Common Stock issued and outstanding.

(7) Includes 1,133,333 shares issuable upon exercise of presently exercisable options.

(8) Calculated on the basis of 57,597,765 shares of Common Stock issued and outstanding.

(9) Includes 312,501 shares issuable upon conversion of Series D Preferred
Stock and 250,000 issuable upon exercise of presently exercisable options.

(10) Calculated on the basis of 57,026,933 shares of Common Stock issued and outstanding.

(11) Includes 1,000,000 shares issuable upon exercise of presently exercisable options.

(12) Calculated on the basis of 57,464,432 shares of Common Stock issued and outstanding.

(13) Includes 250,000 shares issuable upon exercise of presently exercisable options.

(14) Calculated on the basis of 56,714,432 shares of Common Stock issued and outstanding.

(15) Calculated on the basis of 56,714,432 shares of Common Stock issued and outstanding.

(16) Includes 5,862,508 shares issuable upon exercise of presently exercisable options.

(17) Calculated on the basis of 56,464,432 shares of Common Stock issued and outstanding.

Item 12. Certain Relationships and Related Transactions

During 2003, Univec received a line of credit from Dr. David Dalton,
President and Chief Executive Officer, and S. Robert Grass, Chairman of the
Board of prime plus 2%, per annum. This line of credit was issued under the same terms as an underlying line of credit which Dr, Dalton and Mr. Grass received from a commercial bank. As of December 31, 2004, the outstanding balance of this loan was $200,000.

During February 2004, Univec borrowed $50,000 from Mr. S. Robert Grass,
Chairman of the Board of Directors, repayable on demand at prime plus 2%, per annum.

During the years ended December 31, 2004 and 2003, Univec has borrowed an aggregate of $388,305 from Pharmacy Services, Inc., Health Resources, Inc. and other companies all owned by Dr. David Dalton, President and Chief Executive
Officer. These loans are repayable on demand at 10%, per annum. At December 31,
2004 and 2003, the aggregate balance outstanding was $578,800 and $378,569, respectively.

During 2004, Pharmacy Services, Inc., a company owned by Dr. David Dalton,
President and Chief Executive Officer, purchased $19,388,572 from PPSI's GPO.
This transaction represented 99% of total revenue.

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

4.9(5) Form of Warrant Agreement dated July 27, 1998, between Company and selling security-holder.

4.10(6) Form of Amended and Restated Warrant Agreement, amending and restating the Warrant Agreement dated July 27, 1998, between the Company and the selling security-holder.

4.11(5) Registration Rights Agreement dated July 27, 1998, between the
Company' and selling security-holder.

4.12(6) Registration Rights Agreement, dated February 8, 1999, between the
Company and the selling security-holder.

4.13(6) Certificate of Designation of Series C Preferred Stock. 4.14(6) Form
of Warrant Agreement dated February 8, 1999. between the Company and selling security-holder.

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

10.11 Employment Agreement dated as of December 31, 2001, between the
Registrant and Joel Schoenfeld.

21.1(3) List of Subsidiaries.

31.1(10) Statement of the Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2(10) Statement of the Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1(10) Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

32.2(10) Statement of the Chief Financial Officer pursuant to 18 U.S.C.
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

Item 14. Principal Accountant Fees and Services.

The following table presents the cost of Univec's principal accountants'
fees and services for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Audit fees	$110,261	$ 98,794
Audit related fees	-	-
Tax fees	18,750	14,199
All other fees	-	-
Total	$129,011	$112,993

Univec's Audit Committee pre-approves the engagement of the principal accountant and the estimated audit fee, by each category.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2005

UNIVEC, INC.

By: s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on
September 15, 2005 in the capacities indicated.

Signatures                Title

/s/ Dr. David Dalton        Chief Executive Officer and a Director
 Dr. David Dalton                             Principal Executive Officer)

/s/ Michael Lesisko                 Chief Financial Officer, Treasurer, Secretary
Michael Lesisko

/s/ S. Robert Grass                   Chairman and a Director
S. Robert Grass

/s/ William Wooldridge          Director
William Wooldridge

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND FOR THE TWO YEARS THEN ENDED

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F--2
Consolidated Balance Sheet - December 31, 2004	F--3
Consolidated Statements of Operations - years ended
December 31, 2004 and 2003	F--4
Consolidated Statements of Stockholders' Equity - years
ended December 31, 2004 and 2003	F--5
Consolidated Statements of Cash Flows - years ended
December 31, 2004 and 2003	F--6
Notes to Consolidated Financial Statements	F--7 to F--16

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Univec, Inc.

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered from recurring losses from operations, has negative working capital, has a total stockholders’ deficit and is in default on certain debt, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baltimore, Maryland     /s/ Abrams, Foster, Nole & Williams, P.A
September 9th,  2005          Abrams, Foster, Nole & Williams, P.A.

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2004

ASSETS
Cash	$29,443
Marketable securities	36,349
Accounts receivable	3,123,493
Inventories	179,878
Certificates of deposit - restricted	340,407
Other current assets	46,630

Total current assets	3,756,200

Fixed assets, net	622,685
Other assets	79,468

Total assets	$4,458,353

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$4,380,826
Deferred payroll	1,271,488
Notes and loans payable - current	1,472,163
Loans payable - officers/directors	260,493
Due to affiliated companies	578,800

Total current liabilities	7,963,770

Notes and loans payable - long-term	211,852

Total liabilities	8,175,622

Commitments and contingencies (Notes 3, 4, 12 and 13)

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 125,000 shares (aggregate liquidation
value: $336,808)	125
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 412 shares (aggregate liquidation
value: $441,397)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	45,619
issued: 45,618,852 and outstanding: 45,214,698 shares
Additional paid-in capital	10,977,627
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(210,000)
Accumulated deficit	(14,502,350)

Total stockholders' deficit	(3,717,269)

Total liabilities and stockholders' deficit	$4,458,353

See notes to consolidated financial statements.
F-3

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2004 and 2003

	2004	2003

Revenues	$19,448,388	$17,359,771
Cost of Revenues	19,174,494	16,936,565

Gross Margin	273,894	423,206

Operating Expenses Marketing and selling	123,400	379,738
Product development	28,871	28,547
General and administrative	1,847,246	1,380,350

	1,999,517	1,788,635

Loss from Operations	(1,725,623)	(1,365,429)

Other Income (Expense) Interest expense, net	(108,092)	(91,564)
Gain on extinguishments of debt	144,819	24,872
Loss on write-off of goodwill	(1,774,119)	-
Loss on sale of subsidiary	(597,056)	-
Other income	47,795	-
Loss on write-off of capitalized lease	-	(121,366)

Total expenses	(2,286,653)	(188,058)

Loss from continuing operations	(4,012,276)	(1,553,487)

Discontinued Operations	(8,260)	(93,502)

Net loss	(4,020,536)	(1,646,989)

Dividends attributable to preferred stock	(35,921)	(39,025)

Loss attributable to common stockholders	$(4,056,457)	$(1,686,014)

Share information
Basic net loss per common share	$(0.11)	$(0.05)

Basic weighted average number of common shares outstanding	38,510,467	33,751,508

See notes to consolidated financial statements.

F-4

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2004 and 2003

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-in	Treasury Stock		Prepaid Consulting	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Services	Deficit	Equity

Balance, January 1, 2003	124	$1	167	$1	250	$1	104,167	$104			31,772,773	$31,773	$10,296,627				($8,843,338)	$1,485,169
Exchange of Series B and C
for Series E			(122)	(1)	(250)	(1)			522	$1			89,708				(89,707)
Common stock																		.
issued for Cash											500,000	500	19,500					20,000
Consulting fees											100,000	100	9,900					10,000
Loans payable - officers/directors											444,805	444	49,556					50,000
Adjustment to conversion of series A and
options	(124)	(1)
Convert Series B			(45)								1,843,322	1,841	(1,843)
Convert Series E									(30)		340,909	341	(341)
Exercise of options by officer											166,667	167	6,500					6,667
Options issued													36,400					36,400
Net loss																	(1,545,601)	(1,545,601)

Balance, December 31, 2003	-	-	-	-	-	-	104,167	104	492	1	35,168,476	35,169	10,506,007				(10,478,646)	62,635

Sale of Series D							20,833	21					49,979					50,000
Common stock issued for
Cash
Consulting fees											6,000,000	6,000	234,000			($240,000)
Deferred payroll and accrued
expenses - officers											2,160,035	2,160	173,102					175,262
Loans payable - officers/directors											500,000	500	9,500					10,000
Sale of subsidiary													2,829	404,154	($28,291)			(25,462)
Convert Series E and dividends									(80)		1,790,341	1,790	(1,790)				(3,168)	(3,168)
Amortization																30,000		30,000
Options issued													4,000					4,000
Net loss																	(4,020,536)	(4,020,536)

Balance, December 31, 2004							125,000	$125	412	$1	45,618,852	$45,619	$10,977,627	404,154	($28,291)	($210,000)	($14,502,350)	($3,717,269)

See notes to consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net loss	$(4,020,536)	$(1,646,989)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719
Depreciation and amortization	189,008	181,203
Write-off of equipment	57,295
Valuation allowance for inventories	75,000	50,000
Stock based compensation	4,000	76,400
Loss (gain) on cancellation of capital lease	(2,894)	121,366
Gain on extinguishment of debt	(98,547)	(24,872)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net of
effects from sale of TWT
Accounts receivable	(506,983)	(2,293,183)
Inventories	17,698	123,413
Other current assets and other assets	(3,320)	7,727
Accounts payable and accrued expenses	713,610	2,546,233
Deferred payroll	619,631	536,933
Escrow deposits		(10,000)

Net cash used in operating activities	(747,984)	(331,769)

Cash flows from investing activities
Purchases of fixed assets (net of capitalized
lease obligation of $250,000 in 2003)	(397,068)	(1)
Increase in restricted cash	(340,407)
Cash used in sale of subsidiary (net of notes and
other payables of $103,600)	(5,670)
Net cash used in investing activities	(743,145)	(1)

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses of $80,146 in 2004	1,104,343	178,452
Increase in due from affiliated companies	567,194	118,798
Increase in loans payable - officers/directors	54,000	228,160
Proceeds from sale of stock	50,000	20,000
Payments on notes and loans payable	(242,386)	(226,954)
Payments of capitalized lease obligations	(21,232)	(62,125)
Dividends converted to preferred stock	(3,168)

Net cash provided by financing activities	1,508,751	256,331

Net increase (decrease) in cash	17,622	(75,439)
Cash, beginning of period	11,821	87,260

Cash, end of period	$29,443	$11,821

Supplemental disclosure of cash flow information
Cash paid for interest	$48,709	$102,961
Supplemental disclosures of noncash activity
Common stock issued in payment of
loans payable - officers/directors	$10,000	$20,000
Common stock and options issued in payment	$179,262
of deferred payroll and accrued expenses
Conversions of Series E to common stock,
including dividends	$3,168	$89,807
Treasury stock received, net of options issued,
on sale of subsidiary	$(125,462)

See notes to consolidated financial statements.

F-6

Univec, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical sample and group purchasing services of pharmaceutical products. Thermal Waste
Technologies, Inc. (TWT), a subsidiary until its sale, marketed a medical waste disposal unit.

2. Restatement

The Company has corrected an error which occurred during the year ended December 31, 2003 in connection with the capitalized lease of equipment. The underlying fixed assets were purchased by an affiliated company owned by an officer of the company and leased to the
Company. In 2003, the Company originally reported the payoff of the lease from proceeds of loans.

The restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in an additional loss of $115,031, less than
$0.01, per share.

The new lease was for a term of three years and provided for monthly rent of $3,944 and a purchase option of $100,000 at the end of the lease term.

The Company had capitalized the lease. The capitalized lease obligation and related assets were recorded at the lower of the present value of the minimum lease obligations or the fair value of the minimum lease obligations or the fair value of the related assets of $250,0000.

In July 2004, the Company purchased the equipment under the lease for $250,000, effectively canceling the lease.

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had negative working capital of $4,207,570 and stockholders' deficit of $3,717,269 and had previously incurred net losses of $(4,020,536)
and $(1,646,989) for the years ended December 31, 2004 and 2003. The Company is also in default of approximately $1,200,000, of loans and notes payable all of which are payable on demand as a result of such defaults. These factors, among others, indicate that the Company's continuation as a going  concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

4. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, Physician and Pharmaceutical Services, Inc.
(PPSI), Thermal Waste Technologies, Inc. (TWT), until its sale and Rx Ultra, Inc. (inactive). All material inter-company balances and transactions have been eliminated. The consolidated financial statements include all the accounts of Thermal Waste Technologies, Inc. until its sale

Accounts Receivable

Accounts receivable consisted of receivables from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable and is based upon an analysis of the
Company's prior collection experience, customer creditworthiness, and current economic trends. As of December 31, 2004, no allowance was necessary.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of seven years.
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

Basic Loss per Share

Basic net loss per common share was computed based on the weighted average number of common shares outstanding during the year. Dilutive net loss per share has not been presented as they are anti-dilutive.

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

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method , using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not , that the deferred tax assets will not be realized.

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

New Accounting Pronouncements

Financial Accounting Standards Board Statement # 123R, Stock Based Compensation,
effective for the year ended December 31, 2006, has not been analyzed to determine if it will have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5. Marketable Securities

As of December 31, 2004, marketable securities consisted of an investment in an equity security, with a fair market value of $36,349. Management has classified the investment as available-for-sale.
The Company received this security in December 2004 upon the conversion from a mutual to a stock insurance company in which Univec had owned a policy.

In January 2005, the security was sold for $36,101.

6. Inventories

Inventories consisted of the following:

Raw materials	$ 152,252
Work-in-process	89,740
Finished goods	62,886
304,878
Less: allowance for valuation	(125,000)
$ 179,878

The Company provided a $75,000 and $50,000 valuation allowance in 2004 and 2003, respectively.

7. Fixed Assets

Fixed assets consisted of the following:

Equipment	$ 1,100,784
Less: accumulated depreciation	478,099
$ 622,685

As of December 31, 2004, the Company wrote-off fixed assets located at former suppliers with a cost of $371,764 and a net book value of $85,088.

Depreciation expense was $128,901 and $174,541 in 2004 and 2003, respectively. For the year ended December 31, 2004, fully depreciated assets were approximately $43,000.

8. Notes and Loans Payable

As of December 31, 2004, notes and loans payable consisted of:

Loan due to a shareholder through July, 2009,
with interest at 4% (1) (3)	$ 500,000
Loans payable to agencies for economic
development payable at $9,230 per month until
July 2009, with interest at 4% per annum (1) (3)	470,208
Loan payable to a vendor without specific
payment terms or interest (2)	211,852
Loan payable to a vendor without, specific interest (3)	135,000
Loan payable to a vendor due April 30, 2007
with interest at prime plus 2% per annum (3)	105,516
Notes payable on August 14, 2005, with interest at 8%	85,000
Note payable on to a former officer upon sale of
subsidiary due June 2005, without specific interest	60,000
Notes payable on June 2005, with interest at 12%,
per annum	55,000
Notes payable to a shareholder's trusts, with interest
at 12%, per annum (2)	27,000
Other	34,438
1,684,014
Less: Current portion of notes and loans payable	1,472,162
$ 211,852

(1) On July 23, 2004, the Company borrowed an aggregate of $500,000 from the City of
Baltimore Development Corporation and the Maryland Department of Business and Economic
Development payable in aggregate equal monthly installments of $9,230 over five years, with interest at 4%, per annum. Proceeds are to be used to purchase equipment of
$450,000, which together with certain other equipment of the Company, collateralize the borrowings. The borrowings also required deposits of $335,000 and an irrevocable standby letter of credit of $200,000. Loans from certain officers and directors of approximately $180,000 have been subordinated.

As required under the borrowings, the Company has obtained a revolving line of credit of $500,000 from a stockholder of the Company under which the Company may borrow for working capital through July 22, 2009. Loans under the line bear interest at the prime rate, plus 2%, per annum, and may be converted into common stock at $.065, per share, as defined. If the line of credit is terminated within one year, there is a penalty of up to
90 days of interest. The Maryland Department of Business and Economic Development has
guaranteed 80% of the loan and interest thereon. In July 2004, the Company borrowed $500,000 under the line of credit. As of December 31, 2004, interest rate was 7%, per annum.

Financing expenses in connection with these borrowings were $80,146 and will be amortized over the term of the borrowings.

(2) Subject to forgiveness upon the vendor's sale of shares of the Company’s common stock.

(3) In default due to either noncompliance or late payments. As a result of these defaults, the Company has reclassified long-term debt of $457,376 to current.

9. Due to Affiliated Companies

Due to affiliated companies, owned by the chief executive officer of the Company, on demand, with interest at 10%, per annum.

10. Loans Payable - Officer/Directors

As of December 31, 2004, loans payable - officer / directors consisted of:

Note payable to the chief executive officer
and the chairman of the board of the
Company, due on demand, with interest
at prime, plus 2%, per annum (1)	$ 200,000
Note payable to a director	53,300
Others	7,193
$ 260,493

(1) The same terms as an underlying borrowing from a bank and collateralized by certain equipment. As of December 31, 2004 the interest rate was 7%, per annum.

11. Income Taxes
The Company files consolidated income tax returns with its subsidiaries.
Prior to its acquisition, PPSI was a Subchapter S Corporation.

As of December 31, 2004, the Company had net operating loss carry forwards of approximately $15,250,000 available to reduce future taxable income expiring through 2024, which may be limited due to ownership changes.

For the years ended December 31, 2004 and 2003, the Company's deferred tax benefits (expenses) were as follows:

	2004	2003
Net operating loss carry forwards	$ 615,000	$ 200,000
Depreciation	191,000	184,000
Goodwill	(19,000)	(59,000)
Compensation	132,000	200,000
Inventory and equipment valuation
allowances	60,000
Valuation allowance	(830,000)	(525,000)
	None	None

As of December 31, 2004, the tax effects of the components of deferred tax assets and liabilities were as follows:

Deferred tax assets
Net operating loss carry forwards	$ 5,352,000
Compensation	482,000
Depreciation	183,000

Total deferred tax asset	6,017,000

Deferred tax liabilities
Goodwill	(120,000)

Net deferred tax asset	5,897,000

Valuation allowance	(5,897,000)

None

As of December 31, 2004, realization of the Company's net deferred tax asset of approximately $5,425,000 was not considered more likely than not and, accordingly, a valuation allowance of $5,425,000 was provided.

The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

	2004	2003

Expected income tax benefit	$ (437,000)	$(303,000)
Change in valuation allowance arising in current year	1,164,000	504,000
State income tax benefit, net of federal income tax effect	(107,000)	(75,000)
Other	(620,000)	(126,000)
	None	None

12. Commitments and Contingency

Lease

The Company is committed under a non-cancelable lease for production, storage and office space through July 2005. The lease provides for minimum annual rent of $72,000, additional rents for the Company's share of normal maintenance plus its pro-rata share of real estate taxes and eight one year renewals at the Company's option.

For 2004 and 2003, total rent expense was $73,200 and $77,439, respectively.

Employment Agreement

The Company is committed under an employment agreement to the chief executive officer, through January 2005, requiring annual compensation to be determined annually by the officer and Company. Annually, the agreement shall automatically renew for one year, resulting in a new three year term each
January 1. For the years ended December 31, 2004 and 2003, the compensation was
$396,000 and $360,000, respectively, which have been deferred by the chief executive officer. The agreement also provides for bonuses, as determined by the officer and the Company, an automobile allowance (of $24,000, per annum, for 2004) and life, disability and health insurance. In addition, the officer was granted options to purchase 2,000,000 shares of common stock exercisable at $.24, per share, through
2012. The options vest 25% on January 1, 2003 and 41,667 during each subsequent month.

13. Litigation Reserve

In December 2003, the Company assigned certain of their patents, earned royalties of $72,125 and 85% of all future royalties being earned from these patents in payment of a note payable and interest thereon for an aggregate of
$99,434, in settlement to a collection matter. The Company recognized a $24,872 gain upon extinguishment of the debt. The Company in turn received relief from the restrictive patent payments and a perpetual license to exploit, market and manufacture these patents in North America. As the value of the license received could not be determined, no value was assigned to them.

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

14. Stockholders' Equity

Common Stock

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

In December 2003, the Company issued 100,000 shares of common stock in exchange for financial consulting services of $10,000.

During the year ended December 31, 2004, the Company issued an aggregate of 2,660,034 shares of common stock to a stockholder and three officers in payment of notes and loans of $10,000, deferred payroll of $$50,000 and and benefits of $125,262.

In November 2004, the Company exchanged 6,000,000 shares of common stock for $240,000 of professional consulting services over a one-year term. As of December 31,
2004, the remaining balance of services to be rendered was $210,000, which is reflected as
Stock Subscription Receivable in the Stockholders’ Deficit.

Preferred Stock

During the year ended December 31, 2002, 31.5 shares of Series B were converted into 949,464 shares of common stock at prices of $.0525 to $.15, per share. During the year ended December 31, 2003, 45 shares of Series B were converted into 1,843,322 shares of common stock at prices of $.0163 to $.0325, per share.

Series D

The Company has designated 1,250,000 shares of 5% cumulative convertible preferred stock (Series D), which are entitled to receive, prior to the payment of dividends to the common stock, cumulative dividends of 5%, per share, per annum. The Series
D stock may be redeemed at the option of the Company, in cash at $2.40, per share. In addition, Series D stockholders are entitled to a liquidation preference of $2.40, per share, plus unpaid dividends. Each share of Series D is initially convertible into three shares of common stock.

 In December 2004, the Company sold 20,833 shares of Series D preferred stock to a customer for $50,000. The Company will also sell similar amounts on March 31, June 30,
September 30 and December 31, 2005.

Series E

In August 2003, the Company designated 2000 shares of 5% cumulative convertible preferred stock (Series E), which are entitled to receive, prior to the payment of dividends to the Series D and common stock, cumulative dividends of 5%, per share, per annum. The Series E stock may be redeemed at the option of the Company, in cash, at 135% of the stated value, per share, plus all unpaid dividends. In addition, Series E stockholders are entitled to a liquidation preference of $1,000, per share, plus all unpaid dividends. Each share of Series E is convertible into shares of common stock at the lesser of $1.10 or 80% of market value, as defined. In
August 2006, the Company is required to convert all the Series E into common stock at the conversion price, unless the holder becomes a 5% or greater stockholder. The
Company may redeem the Series E in cash at $1,350, per share, plus all unpaid dividends, as defined.

On August 5, 2003, the Company exchanged 122 shares of Series B and 250 shares of Series C, all the outstanding shares, for 522 shares of Series E.

In 2004 and 2003, 80 and 30 shares of Series E were converted into 1,790,341 and 340,909 shares of common stock at prices ranging from $.03 to $.09, per share.

Holders of preferred shares have no voting rights.

As of December 31, 2004, cumulative dividends in arrears on preferred stock were:

Series D	$ 36,736
Series E	30,994
$ 67,730

Non Plan Options

During the year ended December 31, 2003, the Company issued options to purchase an aggregate of 6,200,000 shares of common stock of the Company to officers, directors and others. The options are exercisable at $.04 to $.25, per share, through various dates until November 2008 and were valued at $36,400.
Certain of these options to officers and directors vest over three years.

During the year ended December 31, 2004, the Company issued options to purchase an aggregate of 1,050,000 shares of common stock of the Company to two officers and an employee. The options are exercisable at $.04, per share, through
December 2009 and were valued at $4,000.

During 2004 and 2003, options to purchase 4,850,000 and 1,763,941 shares, respectively, of common stock expired or were cancelled without being exercised.

Reserved Shares

As of December 31, 2004, the Company has reserved shares of common stock as follows:

Non-plan options and warrants	9,280,172
Options under the Plans	1,335,000
Series D conversions	375,000
Series E conversions(a)	4,027,218
Litigation	250,000
15,267,390

(a) assumes conversions as of December 31, 2004 at $.11, per share.

15. Stock Option Plans

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

 The following table summarizes the activity of the Plans for 2004 and 2003.

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,335,000	$0.70	2,569,000	$1.20
Granted	None	-	None
Canceled, exercised, expired or exchanged	None	-	(1,234,000)	$1.74
Options outstanding, end of year	1,335,000	$0.70	1,335,000	$0.70
Options exercisable, end of year	1,335,000	$0.70	1,335,000	$0.70
Options available for grant, end of year	1,050,000		1,050,000
Weighted-average fair value of options granted
during the year	$.00		$.00

The following table summarizes information about stock options outstanding under the Plan at December 31, 2004:

		Weighted
		Average		Weighted
		Remaining		Average
Range of	Outstanding	Contractual	Exercisable	Exercisable
Exercise Prices	Options	Life (Years)	Options	Price
$3.50	65,000	2.50	65,000	$3.50
$2.00	70,000	3.00	70,000	$2.00
$0.675	650,000.50		650,000	$0.675
$0.50	100,000	6.25	100,000	$0.50
$0.24	35,000	8.00	35,000	$0.24
$0.20	60,000	1.75	60,000	$0.20
$0.15	355,000	5.50	355,000	$0.15
$0.15 to $3.50	1,335,000	2.70	1,335,000	$0.70

16. Revenues

Sales of Technology

Through September 1, 2003, the Company licensed the non-exclusive, worldwide use of the Company's patents for the manufacture, use and marketing of its auto-disable syringes providing for royalties on sales. In December 2003, the Company sold this license and assigned certain patents to a creditor in payment of $99,433 and also assigned certain future royalties under the auto-disable syringe licensing agreement. The Company has licensed back the rights under these patents to market and manufacture in North America.

17. Concentrations

From time to time, the Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

During 2004 and 2003, revenues from one customer, a company owned by the president of the Company, was approximately 98% and 91%, respectively, of total product sales. As of
December 31, 2004, this customer accounted for 98% of total accounts receivable.

During 2004 and 2003, purchases from one supplier were approximately 99% and
93% of total purchases, respectively. As of December 31, 2004, accounts payable to one vendor was 53% of total accounts payable.

18. Discontinued Operations

On August 16, 2004, in settlement of litigation, the Company sold TWT, a wholly-owned subsidiary, to an officer of the Company and his related parties, all former owners of TWT, in exchange for 404,154 shares of common stock of the Company, cancellation of deferred compensation to the officer of $221,042 and cancellation of the officer’s employment agreement. In addition, the officer received options to purchase 97,710 shares of common stock of the Company, exercisable at $.01, per share, for 10 years and the other purchasers received option to purchase 296,444 shares of common stock of the Company, exercisable at
$.07, per share, for 10 years. The officer also will receive $100,000 in cash, payable in monthly installments of $10,000, commencing August 2004 and medical insurance payments of $3,600.

Expenses in connection with the sale were $87,307.

19. Goodwill

Goodwill had represented the excess purchase prices paid by the Company over the fair value of the tangible and other intangible assets and liabilities at the dates of acquisitions. Goodwill had not been amortized, but instead was subject to an annual assessment of impairment by applying a fair-value based test. The Company evaluated the carrying value of goodwill as of December 31, 2004.
The Company determined the carrying value of goodwill has been fully impaired and has written-off the carrying value of $1,774,119.

20. Subsequent Events

Common Stock

In January 2005, 30 shares of Series E and unpaid dividends thereon of $2,188 were converted into 804,688 shares of common stock at $.04, per share.

In January 2005, the Company issued an aggregate of 1,037,980 shares of common stock to three officers of the Company in exchange for deferred compensation of $60,000 and accrued expenses of $17,158.

In February 2005, the Company issued 50,000 shares of common stock to an officer in payment of deferred compensation of $5,000.

In March 2005, the Company sold 350,000 shares of common stock to two investors for an aggregate of $35,000.

Due to Affiliated Companies and Officers

Subsequent to December 31, 2004, the Company borrowed an additional $70,000 from the affiliated companies.