Form 10QSB
period 2005-03-31
UNIVEC INC
filed 2005-09-22
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of September 21, 2005, the Issuer had 56,060,278 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
March 31, 2005

ASSETS
Cash	$10,079
Accounts receivable	2,956,590
Inventories	179,878
Certificates of deposit - restricted	340,407
Other current assets	5,967

Total current assets	3,492,921

Fixed assets, net	606,185
Other assets	75,461

Total assets	$4,174,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$4,180,057
Deferred payroll	1,354,639
Notes and loans payable - current	1,417,199
Loans payable - officers/directors	260,493
Due to affiliated companies	685,225

Total current liabilities	7,897,613

Notes and loans payable - long-term	211,152

Total liabilities	8,108,765

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
March 31, 2005 (cont.)

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 145,833 shares (aggregate liquidation
value: $391,174)	146
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 382 shares (aggregate liquidation
value: $445,049)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	48,062
issued: 48,061,520 and outstanding: 47,657,366 shares
Additional paid-in capital	11,135,273
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(150,000)
Accumulated deficit	(14,939,389)

Total stockholders' deficit	(3,934,198)

Total liabilities and stockholders' deficit	$4,174,567

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)
Three months ended March 31, 2005 and 2004

	2005	2004

Revenues	$4,446,867	$4,208,323
Cost of revenues	4,421,802	4,174,465

Gross margin	25,065	33,858

Operating expenses
Marketing and selling	92,090	122,411
Product development	-	846
General and administrative	338,405	420,825

	430,495	544,082

Loss from operations	(405,430)	(510,224)

Other income (expense)
Interest expense, net	(29,421)	(14,102)
Gain on extinguishment of debt	-	40,040

Total other income (expense)	(29,421)	25,938

Loss from continuing operations	(434,851)	(484,286)

Discontinued Operations	-	(8,820)

Net loss	(434,851)	(493,106)

Dividends attributable to preferred stock	(10,205)	(9,275)

Loss attributable to common stockholders	$(445,056)	$(502,381)

Share information
Basic net loss per common share	$(0.01)	$(0.01)

Basic weighted average number
of common shares outstanding	47,330,653	35,331,157

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Three months ended March 31, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net loss	$(434,851)	$(493,106)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	94,007	45,938
Stock based compensation		108,104
Gain on extinguishment of debt		(40,040)
Receipt of gain on marketable securities	36,349
Other	17,158
Changes in assets and liabilities
Accounts receivable	166,902	(199,313)
Inventories		(3,533)
Other current assets and other assets	40,663	28,332
Accounts payable and accrued expenses	(227,776)	228,872
Deferred payroll	165,922	191,393

Net cash used in operating activities	(141,626)	(133,353)

Cash flows from investing activities
Purchases of fixed assets	(13,500)

Net cash used in investing activities	(13,500)

Cash flows from financing activities
Increase in due from affiliated companies	106,423	92,283
Increase in loans payable - officers/directors		54,000
Proceeds from sale of stock	85,000
Payments on notes and loans payable	(55,662)	(23,899)

Net cash provided by financing activities	135,761	122,384

Net increase (decrease) in cash	(19,365)	(10,969)
Cash, beginning of period	29,444	11,821

Cash, end of period	$10,079	$852

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)
1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc.(PPSI), a subsidiary, provides pharmaceutical sample and group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary until its sale, marketed a medical waste disposal unit.

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc., together with the Company’s Management’s Discussion and Analysis, included in the Company’s Form 10-KSB for the year ended December 31, 2004. Interim results are not necessarily indicative of the results for a full year.

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three month periods ended March 31, 2005 and 2004. dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Related Party Transactions

Due to Affiliated Companies

Subsequent to December 31, 2004, the Company borrowed a net total of $106,423 from affiliated companies, owned by the chief executive officer of the Company.

        4. Sales to Affiliated Company

For the three months ended March 31, 2005, sales to a company owned by an officer of the Company were approximately 99% of total sales and, as of March 31, 2005, accounts receivable from this customer were approximately 99% of total accounts receivable.

5. Common Stock

On January 10, 2005, the Company issued 698,893 shares of common stock to officers of the Company in exchange for payroll earned of $35,364. During March 2005, another 250,000 common shares were issued to an officer in exchange for payroll earned of $20,400.

On January 10, 2005, the Company issued 339,087 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $17,158.

On January 20, 2005, the Company issued 804,688 common shares to a preferred stockholder in exchange for 30 shares of Series E preferred stock and unpaid dividends worth an aggregate of $32,188.

During March 2005, the Company sold 350,000 common shares to independent investors for $35,000.

Preferred Stock

On March 9, 2005, the Company sold 20,833 Series D Preferred shares for $50,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Condensed Consolidated Results of Operations
	Three months ended
	March 31,

	2005	2004	Change

Revenues	$4,446,867	$4,208,323	6%
Cost of Revenues	4,421,802	4,174,465	6%

Gross Margin	25,065	33,858	(26%)

Operating Expenses
Marketing and Selling	92,090	122,411	( 25%)
Product Development	0	846
General and
Administrative	338,406	420,825	(20%)

	430,495	544,082	(21%)

Loss from Operations	(405,430)	(510,224)	21%

Other Income (Expense)
Interest Expense, Net	(29,421)	(14,102)	109%
Gain on Extinguishment
of Debt	0	40,040

Total Other Income (Expense)	(29,421)	25,938	(213%)

Loss From Discontinued Operations	0	(8,820)

Net Loss	$(434,851)	$(493,106)	12%

As illustrated in the table above, overall revenues for the three months ended March 31, 2005 increased by $238,544 (6%) as compared to the comparable period ended March 31, 2004. Product sales alone accounted for all of this increase. Sales within PPSI’s GPO, comprised 99% of the total sales for the three months ended March 31, 2005.

The Company has its focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Physician and Pharmaceutical Services, Inc. (PPSI) is a Group Purchasing Organization (GPO) and formulary management company. Group purchasing allows companies to get better prices by combining purchasing power. It is also important that the products being purchased are appropriate for the drug formulary that is approved by the state correctional facility. The seller’s pharmaceutical price to PPSI is substantially fixed at the date of sale based on the seller’s national drug rates. PPSI maintains latitude in the prices being charged to its customers. PPSI has financial responsibility for payments to the seller, upon dispensing of the product. After the goods have been dispensed, PPSI’s obligation to the seller will not change if the merchandise were stolen, damaged or destroyed. PPSI has no obligation to help the buyer sell the merchandise. PPSI’s immediate customer is Pharmacy Services, Inc. which is a private company owned by the chief executive officer of Univec, which acts as the dispensing pharmacy.

Gross profit for the three months ended March 31, 2005 decreased to 0.6% from 0.8% realized during the three months ended March 31, 2004. Gross profit based on product sales for decreased to $25,065 as compared to $33,858 in 2004. The reduced gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our syringes. PPSI’s GPO gross profit was 0.5% and 1.0% for the three months ended March 31, 2005 and 2004, respectively. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production.

As a result of the acquisition of PPSI during 2002, we have broadened our pharmaceutical Product distribution base. We anticipate increases in sales on a period by period basis from PPSI if we can increase our market penetration in these areas.

Marketing and selling costs the three months ended March 31, 2005 decreased by $30,321 (25%) as compared to the comparable period ended March 31, 2004. This decrease is due to decreases  in compensation costs, shipping costs, and rent, as a result of limited funds available to conduct marketing activities.

There were no product development expenses incurred for three months ended March 31, 2005 This decrease was the result of no expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three months ended March 31, 2005 decreased $82,420 (20%) as compared to the comparable period ended March 31, 2004. This decrease is due  primarily to decreases in insurance, depreciation, securities maintenance and compensation and benefits expenses offset in part by increases in professional fees and rent.

Interest expense for the three months ended March 31, 2005 increased by $15,319 (109%) as compared to the comparable period ended March 31, 2004, primarily as a result increased debt outstanding during 2005.

Net loss for the three months ended March 31, 2005 decreased by $58,255 (12%) primarily due to the reduction of general and administrative expenses of $82,420 and the $30,321 reduction in marketing and selling costs and the lack of $8,820 losses from discontinued operations during the three months ended March 31, 2005. Decreases of $8,793 in gross profit on sales as well as the $15,319 increase in interest expense and lack of the $40,040 gain on extinguishment of debt contributed to offsetting these positive results during the three months ended March 31, 2005 as compared to the comparable period ended March 31, 2004.

Liquidity and Capital Resources

 The working capital deficit of $4,207,570 at December 31, 2004,increased to a deficit of $4,404,692 (5%) at March 31, 2005, primarily from net increases in loans payable and deferred compensation and a decrease in accounts receivable, which were partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in operating activities increased by $8,273 (6%) to $141,626 for the three months ended March 31, 2005 from the comparable period in 2004, primarily due to the reduction of accounts receivable and the elimination of stock based compensation, which was offset by the reduction in accounts payable and accrued expenses.

Net cash used in investing activities of $13,500 resulted from the purchases of fixed asset equipment during the three months ended March 31, 2005.

Net cash provided by financing activities increased by $13,377 (11%) to $135,761 for the three months ended March 31, 2005 from $122,384 provided during the three months ended March 31, 2004. This increase in cash provided by financing activities resulted from an increase in the sale of Company stock offset by an aggregate $71,623 decrease in borrowing activity.

Although revenue increased $238,544 as a result of the 2005 PPSI GPO operations for the entire three month period and we continue to market our safety syringes, we suffered from a serious shortage of working capital, which has resulted in the Company’s limited ability to market and sell its products.

As a result of these actions, Univec’s management anticipates that operations will generate a positive cash flow during our next fiscal year, but there can be no assurance this will occur. Management will continue its efforts to obtain debt and/or equity financing.

The relatively low trading price and volume of our common shares hampers our ability to raise equity capital. There is no assurance that any such equity financing will be available to the Company or on terms we deem favorable. Management will continue its efforts to obtain debt and/or equity financing.

New Products

We are in the process of bringing new syringe products to market and re-establishing the marketing of our existing syringe products and other PPSI services. There is no assurance that we will be successful in increasing our revenues or achieving profitability.

Significant Estimates

Univec’s business plan upon acquiring PPSI was to fully utilize its distribution capabilities to increase sales and profitability. A shortage of cash flow has slowed the effectiveness of the plan. Management has reviewed the carrying amount of goodwill and fixed assets, considering their fair value based on anticipated future undiscounted cash flows and appraisals of the equipment

We have also reviewed the carrying value of both our accounts receivable and inventory. Based on both our anticipated future undiscounted cash flows and recent financings, no impairment is required.

Major Customer

For the three months ended March 31, 2005, substantially all our sales were to a company owned by a Company officer. We intend to reduce our reliance on this customer, by marketing PPSI prducts to other customers and reestablishing our product sales, which had been slowed because of poor cash flow.

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

A Form 8-K was filed on February 10, 2005, reporting the sale of certain unregistered equity securities.

A Form 8-K was filed on June 13, 2005 and amended by a Form 8-K/A filed on August 1, 2005, reporting the resignation of the Company’s principal registered independent public accounting firm. Further, the Registrant reported that the auditor’s report for the previously issued Form 10-KSB for the year ended December 31, 2003 could no longer be relied upon. Also, the former principal registered independent public accounting firm has informed the Registrant that it may no longer rely upon review reports issued for all Form 10-QSB for all quarters starting with the quarter-ended March 31, 2003 through the quarter-ended September 30, 2004. Finally, the Form 8-K reported the voluntary resignation of a member of the Board of Directors on June 9, 2005.

A Form 8-K was filed on August 1, 2005 reporting the engagement of a new Company principal registered independent public accounting firm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEC, INC.

Dated: September 22, 2005	/s/ Dr. David Dalton

Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: September 22, 2005	/s/ Michael A. Lesisko

Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)