Form 10QSB
period 2005-06-30
UNIVEC INC
filed 2005-09-22
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of September 21, 2005, the Issuer had 56,060,278 sharesof Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB

FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
June 30, 2005

ASSETS
Cash	$2,970
Accounts receivable	3,066,601
Inventories	179,878
Certificates of deposit - restricted	340,407

Total current assets	3,589,856

Fixed assets, net	578,139
Other assets	70,117

Total assets	$4,238,112

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$4,279,589
Deferred payroll	1,535,309
Notes and loans payable - current	1,337,946
Loans payable - officers/directors	260,493
Due to affiliated companies	684,175

Total current liabilities	8,097,512

Notes and loans payable - long-term	258,352

Total liabilities	8,355,864

See notes to the consolidated financial statements.

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 145,833 shares (aggregate liquidation
value: $395,540)	146
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $443,053)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	56,465
issued: 56,464,432 and outstanding: 56,060,278 shares
Additional paid-in capital	11,352,754
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(90,000)
Accumulated deficit	(15,408,827)

Total stockholders' deficit	(4,117,752)

Total liabilities and stockholders' deficit	$4,238,112

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$4,553,703	$4,513,205	$9,000,570	$8,721,528
Cost of revenues	(4,519,786)	(4,388,986)	(8,938,650)	(8,563,451)

Gross Margin	33,917	124,219	61,920	158,077

Operating Expenses
Marketing and selling	(65,988)	(4,070)	(158,078)	(126,481)
Product development	(648)	(1,886)	(648)	(2,732)
General and administrative	(389,941)	(477,414)	(728,346)	(898,239)

	(456,577)	(483,370)	(887,072)	(1,027,452)

Loss from Operations	(422,660)	(359,151)	(825,152)	(869,375)

Other Income (Expense)
Interest expense, net	(43,874)	(31,878)	(73,295)	(45,980)
Gain on extinguishment of debt				40,040

Total other expenses	(43,874)	(31,878)	(73,295)	(5,940)

Loss from continuing operations	(466,534)	(391,029)	(898,447)	(875,315)

Loss from discontinued operations		(1,340)		(10,160)

Net loss	(466,534)	(392,369)	(898,447)	(885,475)

Dividends attributable to preferred stock	(8,213)	(9,275)	(18,418)	(18,550)

Loss attributable to common stockholders	(474,747)	(401,644)	($916,865)	($904,025)

Share information
Basic net loss per common share	($0.01)	($0.01)	($0.02)	($0.02)

Basic weighted average number
of common shares outstanding	49,500,728	37,871,795	48,222,239	36,962,559

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Six months ended June 30, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net loss	$(898,447)	$(885,475)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	187,397	91,135
Stock based compensation	167,199	108,104
Gain on extinguishment of debt		(40,040)
Receipt of gain on marketable securities	36,349
Changes in assets and liabilities
Accounts receivable	56,891	(235,611)
Inventories		(10,198)
Other current assets and other assets	46,630	51,338
Accounts payable and accrued expenses	(128,243)	306,120
Deferred payroll	346,592	388,689

Net cash used in operating activities	(185,632)	(225,938)

Cash flows from investing activities
Purchases of fixed assets	(13,500)
Increase in restricted cash		(335,000)

Net cash used in investing activities	(13,500)	(335,000)

Cash flows from financing activities
Increase in due from affiliated companies	175,375	429,693
Increase in loans payable - officers/directors	50,000	54,000
Proceeds from notes and loans payable		140,585
Proceeds from sale of stock	85,000
Payments on notes and loans payable	(137,717)	(25,999)

Net cash provided by financing activities	172,658	598,279

Net increase (decrease) in cash	(26,474)	37,341
Cash, beginning of period	29,444	11,821

Cash, end of period	$2,970	$49,162

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

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three and six month periods ended June 30, 2005 and 2004. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Related Party Transactions

Due to Affiliated Companies

Subsequent to December 31, 2004, the Company borrowed a net total of $175,375 from affiliated companies, owned by the chief executive officer of the Company.

       5. Sales to Affiliated Company

For the three months ended June 30, 2005, sales to a company owned by an officer of the Company were approximately 99% of total sales and, as of June 30, 2005, accounts receivable from this customer were approximately 99% of total accounts receivable.

6. Common Stock

On April 6, 2005, the Company issued 1,386,527 common shares to a preferred stockholder in exchange for 70 shares of Series E preferred stock and unpaid dividends worth an aggregate of $5,843.

On June 28, 2005, the Company issued 1,896,970 shares of common stock to two officers in exchange for operating expenses incurred by them but not previously paid.

On June 29, 2005, the Company issued 1,500,000 shares of common stock to an independent marketing consultant in exchange for fees not paid of $45,000.

On June 30, 2005, the Company issued 1,286,082 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $42,441.

On June 30, 2005, the Company converted $70,000 of notes payable to an affiliate owned by an executive officer in exchange for 2,333,333 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Condensed Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,

	2005	2004	Change	2005	2004	Change

Revenues	$4,553,703	$4,513,205	1%	$9,000,570	$8,721,528	3%
Cost of Revenues	(4,519,786)	(4,388,986)	3%	(8,938,650)	(8,563,451)	4%

Gross Margin	33,917	124,219	(73%)	61,920	158,077	(61%)

Expenses:
Marketing and Selling	65,988	4,070	1,521%	158,078	126,481	25%
Product Development	648	1,886	(66%)	648	2,732	(76%)
General and Administrative	389,941	477,414	(18%)	728,346	898,239	(19)%

	456,577	483,370		887,072	1,027,452

Other Income (Expense)
Interest Expense, Net	(43,874)	(31,878)	38%	(73,295)	(45,980)	59%
Gain on Extinguishment
of Debt					40,040

Net Loss from Continuing
Operations	$(466,534)	$(391,029)	(19%)	$(898,447)	$(875,315)	(3%)
Discontinued Operations		(1,340)			(10,160)

Net Loss	$(466,534)	$(392,369)	(19%)	$(898,447)	$(885,475)	(1%)

As illustrated in the table above, overall revenues for the three and six month periods ended June 30, 2005 increased by $40,498 (1%) and $279,042 (3%), respectively, as compared to the comparable periods ended June 30, 2004. Product sales alone accounted for all of this increase. Sales within PPSI’s GPO, comprised 99% of the total sales for the six months ended June 30, 2005.

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

Gross profit for the three and six month periods ended June 30, 2005 decreased to 0.7% from 2.7% and to 0.7% from 1.8%, respectively, as compared to the comparable periods ended June 30, 2004. The reduced gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our syringes. The GPO gross profit was 0.7% and 1.6% for the six months ended June 30, 2005 and 2004, respectively. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production.

As a result of the acquisition of PPSI during 2002, we have broadened our pharmaceutical product distribution base. We anticipate increases in sales on a period by period basis from PPSI if we can increase our market penetration in these areas.

Marketing and selling costs the three and six month periods increased by $61,981 (1,521%) and $31,597 (25%), respectively, as compared to the comparable periods ended June 30, 2004. This increase is primarily due to increases in marketing consultant costs.

There were very minimal product development expenses incurred for three and six month periods ended June 30, 2005. This decrease was the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three and six month periods ended June 30, 2005 decreased $87,473 (18%) and $169,893 (19%), respectively, as compared to the comparable periods ended June 30, 2004. These decreases are due primarily to decreases in insurance, depreciation, legal fees, securities maintenance and compensation expenses offset in part by increases in financial consulting and travel expenses.

Interest expense for the three and six month periods ended June 30, 2005 increased by $11,996 (38%) and $27,315 (59%)compared to the comparable periods ended June 30, 2004, primarily as a result increased debt outstanding during 2005.

Net loss for the three and six month periods ended June 30, 2005 increased by $74,165 (19%) and $12,972,respectively, primarily due to the reduction of gross profit of $96,157 (61%) and $90,302 (73%) during the three and six month periods ended June 30, 2005 as compared to the comparable periods ended June 30, 2004. Also, a non-recurring $40,040 gain on extinguishment of debt decreased the net loss for the six months ended June 30, 2004.

Liquidity and Capital Resources

 The working capital deficit of $4,207,570 at December 31, 2004, increased to a deficit of $4,507,656 (3%) at June 30, 2005 primarily from net increases in loans payable and deferred compensation, which were partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in operating activities decreased by $40,306 (18%) to $185,632 for the six months ended June 30, 2005 from the comparable period in 2004, primarily due to the decreases in accounts receivable and corresponding increases in depreciation and amortization, stock based compensation and deferred payroll, which was offset by a reduction in accounts payable and accrued expenses.

Net cash used in investing activities of $13,500 resulted from the purchases of fixed asset equipment during the six months ended June 30, 2005.

Net cash provided by financing activities decreased by $425,621 (71%) to $172,658 for the six months ended June 30, 2005 from $598,279 provided during the six months ended June 30, 2004. This decrease resulted from an aggregate $510,621 decrease in borrowing activity offset by an $85,000 increase in proceeds from the sale of Company stock as compared to the six month period ended June 30, 2004.

Although revenue increased $279,042 as a result of the 2005 PPSI GPO operations for the six month period, we continue to market our safety syringes. We suffered from a serious shortage of working capital, which has resulted in the Company’s limited ability to market and sell its products.

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

Major Customer

For the six months ended June 30, 2005, substantially all our sales were to a company owned by a Company officer. We intend to reduce our reliance on this customer, by marketing PPSI products to other customers and reestablishing our product sales, which had been slowed because of poor cash flow.

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

The Annual Meeting of Stockholders of Univec, Inc. for the year ended December 31, 2003, was held on August 12, 2004, to consider and vote upon a proposal to elect S. Robert Grass, Dr. David Dalton, John Frank and William Wooldridge as directors.

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