Form 10KSB/A
period 2004-12-31
UNIVEC INC
filed 2005-11-18
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2004

☐ Transition report under Section 13 or 15(d) of the Securities Act of 1934
For the transition period from _______ to _______

UNIVEC, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	0-22413	11-3163455
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification Number)

4810 Seton Drive, Baltimore, MD 21215
(Address of principal executive offices)

(410) 347-9959
(Registrant’s telephone number, including area code)

N/A
(Former Name or Former Address, if Changed Since Last Report).

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Revenues for the issuer's most recent fiscal year were $19,448,388.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on August 31, 2005 was $1,693,933.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS  DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

    APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

	Common Stock
	("UNVC")
Quarter Ended	High	Low

March 31, 2003	$0.070	$0.040
June 30, 2003	$0.110	$0.100
September 30, 2003	$0.260	$0.050
December 31, 2003	$0.140	$0.070
March 31, 2004	$0.150	$0.090
June 30, 2004	$0.120	$0.070
September 30, 2004	$0.090	$0.060
December 31, 2004	$0.110	$0.040
March 31, 2005	$0.110	$0.100

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

Liquidity and Capital Resources

Liquidity and Capital Resources, Page 11 - “Viable Plan” to generate positive cash .

The Form 10-KSB states that the Registrant’s management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate. Further, in Part I, Item 1 the Registrant states that during late 2004 the company was established as a distributor of specialty and highly regulated pharmaceutical products. The company intends to expand the product line to take further advantage of its group purchasing and closed systems purchasing. Additionally, In 2004 the Company applied for and received a Provisional Patent from the U.S. Patent and Trademark Office on September 21, 2004, the Patent #60/611,670 and Foreign Filing License Granted October 15, 2004, code US60/611,6700 .… in brief description, a medical device with a sliding sheath to protect caregivers in the dental and cosmetic markets.

These significant new products are anticipated to provide the company with revenue sources and gross profits which will adequately support its continued operations. Because of their prior discussion in the Description of the Business segment of the Form 10-KSB, any revisions to Note 3 of the financial statements would be repetitious in these circumstances.

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

Significant Estimates

In conformity with interpretive MD&A guidance provided in Release 33-8350, we herein provide details of significant estimates and assumptions involved in the Company’s application of GAAP.

In accordance with SFAS 142 - Goodwill and Other Intangible Assets the Company wrote-off of the entire $1,774,119 balance of impaired goodwill. This judgment was provided in accordance with the GAAP provisions used to evaluate the future value of intangible assets. The Company determined that the excess value of goodwill paid in the course of the acquisition of its wholly owned subsidiary, Physicians and Pharmacy Services, Inc. could no longer be supported by the evaluation of potential future profitability of the subsidiary. Management’s appraisal of future discounted cash flows and other factors resulted in the complete write-off of the wholly impaired asset. Further, the Company applied SFAS 5 to determine its provision for losses on litigation. Finally, the Company, which was listed as a public company during 2004 on the OTC Bulletin Board during 2004, applied SFAS 123 and EITF 96-18 to value equity securities which were issued in payment of various corporate obligations

New Accounting Pronouncements

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

Item 8A CONTROLS AND PROCEDURES

In SEC Release 33-8350 interpretive MD&A guidance is presented for reporting the Registrant’s annual conclusions regarding management’s evaluation of controls and procedures. In accordance with such guidance:

(a) Item 8A of Form 10-KSB for the year ended December 31, 2004 incorrectly states that the “Evaluation Date” for the Registrant’s assessment of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) was concluded within 90 days of the filing date of the quarterly report.

This definition of the “Evaluation Date”, as stated in the Form 10-KSB is incorrect. The “Evaluation Date” was concluded within 90 days of the filing date of the Form 10-KSB annual report. The Evaluation Date evaluation disclosed that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

Item 8A CONTROLS AND PROCEDURES on Page 13 has been restated as follows:

(a) Explanation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective.

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

	2004	2003
Audit fees	$110,261	$98,794
Audit related fees	-	-
Tax fees	18,750	14,199
All other fees	-	-
Total	$129,011	$112,993

Univec's Audit Committee pre-approves the engagement of the principal accountant and the estimated audit fee, by each category.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEC, INC.

Date: September 15, 2005	By:	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on
November 18,2005 in the capacities indicated.

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

The Registrant’s auditor has amended their opinion of the 2003 financial statements as being “restated”.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We also audited the adjustments described in Note 2 that were applied to restate the 2003 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

Abrams, Foster, Nole & Williams, P.A

Revised November 4, 2005	By:	/s/ Abrams, Foster, Nole & Williams, P.A
Abrams, Foster, Nole & Williams, P.A
Baltimore, Maryland

The Company has labeled the appropriate 2003 financial statements as being “restated”. Also, the Company has referred to the footnote which describes the restatement.
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
value: $336,808)	125
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 412 shares (aggregate liquidation
value: $441,397)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	45,619
issued: 45,618,852 and outstanding: 45,214,698 shares
Additional paid-in capital	10,977,627
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(210,000)
Accumulated deficit	(14,502,350)

Total stockholders' deficit	(3,717,269)

Total liabilities and stockholders' deficit	$4,458,353

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2004 and 2003

	Year-Ended	Year-Ended
	Dec. 31, 2004	Dec. 31, 2003	Restatements
	Amended	Original Filing	(note 2)	Restated

Revenues	$19,448,388	$16,133,652	$844,170	$16,977,822
Cost of revenues	19,249,494	15,722,885	1,263,680	16,986,565

Gross Margin	198,894	410,767	(419,510)	(8,743)

Operating Expenses
Marketing and selling	123,400	387,769	(8,031)	379,738
Product development	28,871	28,617	(70)	28,547
General and administrative	1,772,246	1,478,913	(631,900)	847,013
	1,924,517	1,895,299	(640,001)	1,255,298

Loss from Operations	(1,725,623)	(1,484,532)	220,491	(1,264,041)

Other Income (Expense)
Interest expense, net	(108,092)	(85,941)	(5,623)	(91,564)
Gain on extinguishments of debt	144,819	24,872		24,872
Loss on write-off of goodwill	(1,774,119)	-		-
Loss on sale of subsidiary	(597,056)	-		-
Other income	47,795	-		-
Loss on write-off of capitalized lease			(121,366)	(121,366)
Total other expenses	(2,286,653)	(61,069)	(126,989)	(188,058)

Loss from continuing operations	(4,012,276)	(1,545,601)	93,502	(1,452,099)

Loss from discontinued operations	(8,260)	-	(93,502)	(93,502)

Net loss	(4,020,536)	(1,545,601)	-	(1,545,601)

Dividends attributable to preferred stock	(35,921)	(39,025)	-	(39,025)

Loss attributable to common stockholders	$(4,056,457)	$(1,584,626)	$-	$(1,584,626)

Share information
Basic net loss per common share	$(0.11)	$(0.05)	$-	$(0.05)

Basic weighted average number
of common shares outstanding	38,510,467	33,751,508	-	33,751,508

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

The restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in an additional prior period loss of $115,031, less than $0.01, per share.

The new lease was for a term of three years and provided for monthly rent of $3,944 and a purchase option of $100,000 at the end of the lease term.

The Company had capitalized the lease. The capitalized lease obligation and related assets were recorded at the lower of the present value of the minimum lease obligations or the fair value of the minimum lease obligations or the fair value of the related assets of $250,000.

In July 2004, the Company purchased the equipment under the lease for $250,000, effectively canceling the lease.

The Company incurred $75,000 and $50,000 for the years 2004 and 2003, respectively, as a result of inventory write-downs, which have been revised to be reported as components of cost of sales.  Also, 2003 rebates of  $381,949.00 have been revised to be reported as a reduction of revenue.
Year-end December 31, 2003 (net loss) as originally reported	$(1,545,601)

Increase in net margin	12,439
Increase in net interest expense	(5,623)
Decrease in depreciation expense	11,958
Loss on write-off of capital lease	(121,366)
General and Administrative expense adjustment	101,388
Miscellaneous adjustments	_ 1,204
Year-end December 31, 2003 (net loss) as restated	$(1,545,601)

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

In January 2005, the security was sold for $36,101.

6. Inventories

Inventories consisted of the following:

Raw materials	$152,252
Work-in-process	89,740
Finished goods	62,886
304,878
Less: allowance for valuation	(125,000)
$179,878

The Company provided a $75,000 and $50,000 valuation allowance in 2004 and 2003, respectively.

7. Fixed Assets

Fixed assets consisted of the following:

Equipment	$1,100,784
Less: accumulated depreciation	478,099
$622,685

As of December 31, 2004, the Company wrote-off fixed assets located at former suppliers with a cost of $371,764 and a net book value of $85,088.

Depreciation expense was $128,901 and $174,541 in 2004 and 2003, respectively. For the year ended December 31, 2004, fully depreciated assets were approximately $43,000.

8. Notes and Loans Payable

As of December 31, 2004, notes and loans payable consisted of:

Loan due to a shareholder through July, 2009,
with interest at 4% (1) (3)	$500,000
Loans payable to agencies for economic
development payable at $9,230 per month until
July 2009, with interest at 4% per annum (1) (3)	470,208
Loan payable to a vendor without specific
payment terms or interest (2)	211,852
Loan payable to a vendor without, specific interest (3)	135,000
Loan payable to a vendor due April 30, 2007
with interest at prime plus 2% per annum (3)	105,516
Notes payable on August 14, 2005, with interest at 8%	85,000
Note payable on to a former officer upon sale of
subsidiary due June 2005, without specific interest	60,000
Notes payable on June 2005, with interest at 12%,
per annum	55,000
Notes payable to a shareholder's trusts, with interest
at 12%, per annum (2)	27,000
Other	34,438
1,684,014
Less: Current portion of notes and loans payable	1,472,162
$211,852

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
Company, due on demand, with interest
at prime, plus 2%, per annum (1)	$200,000
Note payable to a director	53,300
Others	7,193
$260,493

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

	2004	2003
Net operating loss carry forwards	$615,000	$200,000
Depreciation	191,000	184,000
Goodwill	(19,000)	(59,000)
Compensation	132,000	200,000
Inventory and equipment valuation
allowances	60,000
Valuation allowance	(830,000)	(525,000)
	None	None

As of December 31, 2004, the tax effects of the components of deferred tax assets and liabilities were as follows:

Deferred tax assets
Net operating loss carry forwards	$5,352,000
Compensation	482,000
Depreciation	183,000

Total deferred tax asset	6,017,000

Deferred tax liabilities
Goodwill	(120,000)

Net deferred tax asset	5,897,000

Valuation allowance	(5,897,000)

None

As of December 31, 2004, realization of the Company's net deferred tax asset of approximately $5,425,000 was not considered more likely than not and, accordingly, a valuation allowance of $5,425,000 was provided.

The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

	2004	2003

Expected income tax benefit	$(437,000)	$(303,000)
Change in valuation allowance arising in current year	1,164,000	504,000
State income tax benefit, net of federal income tax effect	(107,000)	(75,000)
Other	(620,000)	(126,000)
	None	None

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

14. Stockholders' Equity

During 2004, the Company was listed as a public company on the OTC Bulletin Board. All of the transactions reported in Note 14 - Stockholders’ Equity had fair market valuations based on the publicly listed closing prices of the Company’s common stock for the pertinent transaction dates. Such publicly listed valuations are in accordance with the guidance provided by SFAS 123 and EITF 96-18
Common Stock

During the year ended December 31, 2003, the Company issued an aggregate of 444,805 shares of common stock to a stockholder and an officer in payment of notes and loans and deferred payroll of $20,000 and compensation of $30,000.

In August 2003, the Company sold 500,000 shares of common stock for $20,000.

In December 2003, an officer exercised options to purchase 166,667 shares of common stock for $6,667.

In December 2003, the Company issued 100,000 shares of common stock in exchange for financial consulting services of $10,000.

During the year ended December 31, 2004, the Company issued an aggregate of 2,660,034 shares of common stock to a stockholder and three officers in payment of notes and loans of $10,000, deferred payroll of $$50,000 and benefits of $125,262.

In November 2004, the Company exchanged 6,000,000 shares of common stock for $240,000 of professional consulting services over a one-year term. As of December 31, 2004, the remaining balance of services to be rendered was $210,000, which is reflected as Stock Subscription Receivable in the Stockholders’ Deficit.

During 2004, the Company was listed as a public company on the OTC Bulletin Board. All of the transactions reported in the preceding discussion had fair market valuations based on the publicly listed closing prices of the Company’s common stock for the pertinent transaction dates. Such publicly listed valuations are in accordance with the guidance of SFAS 123 and EITF 96-18.

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

Holders of preferred shares have no voting rights.

As of December 31, 2004, cumulative dividends in arrears on preferred stock were:

Series D	$36,736
Series E	30,994
$67,730

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
9.

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

Note 17 - Concentrations

The Company purchased 99% of its pharmaceutical drugs for its group purchasing service from one vendor. This supplier is not a related party as defined in SFAS 57. The arrangement requires the Company to pay for the drugs within forty five days after the respective period month-end.

The Company maintains a corporate group purchasing sales arrangements with an affiliated company, Pharmacy Services, Inc. (PSI), which is not a related party as defined in SFAS 57. This affiliate is a private company wholly owned by the President of Univec, Inc. The Company, through its wholly owned subsidiary Physicians and Pharmacy Services, Inc. (PPSI), sells certain pharmaceutical drugs to PSI at competitive corporate group purchasing competitive prices. PSI must pay the Company for such goods within thirty days of the appropriate month-end. PSI pays the Company a specified price, which is based on the cost of the drugs as determined by the Company’s market experience with its providers. PPSI purchases these drugs at competitive rates from a national pharmaceutical drug manufacturer.
Revenue Recognition

The Company utilizes the gross sales method of recognizing the amount of revenue from product sales. This method is influenced by several factors as defined by EITF 99-19, which the Company’s market agreement has indicated to be in accordance with the gross sales method, The most significant factors under the agreement include: the Company, rather than the supplier is the primary obligor in the arrangement, the Company, rather than the supplier is maintains the general inventory risk, the Company retains absolute control over which product is supplied to the user, the Company retains control over selection of the supplier, the Company defines the product specifications, the Company maintains the credit risk under the arrangement.

Sales Rebates

For the year-end December 31, 2003, the Company recognized $381,949 of rebates provided to the Company’s group purchasing customer as general and administrative expenses. However, EITF 01-9 requires that such rebates be reported as a reduction of revenues. This reclassification is reported on the enclosed Statement of Operations for year-end December 31, 2003. No such rebate payments have been made to any customer after that time.

Distributor Arrangements

The Company markets its syringe products exclusively through distributors and various government agencies. Accounts receivable balances are payable within thirty days of shipment. Univec provides a product quality warranty on its products. The Company has never had any of its products returned due to product deficiencies. The products are priced under competitive arrangements with each customer. The product revenue recognition is based upon the prices charged to each customer. The Company has no price concessions which allow payments below the agreed prices.

Product Warranties

The Company provides a product warranty for the products sold. However, the Company has never had a product returned due to defective quality. Further, there are no warranty costs recognized in any of the years ended December 31, 2004 and 2003. The Company believes that because no warranty costs were incurred during any of the periods mentioned, there is no need to disclose any additional warranty cost policy or amounts.

Note 18, Discontinued Operations - Page 15

The Company recognized a loss of $597,056 on the 2004 sale of Thermal Waste Technology Corporation (TWT) a wholly owned subsidiary. This loss included a $554,542 write-off for the total impairment of goodwill attributable to the subsidiary. TWT was sold to an officer of the Company and his related parties, all former owners of TWT, in exchange for 404,154 shares of common stock of the Company, cancellation of deferred compensation to the officer of $221,042 and cancellation of the officer’s employment agreement. In addition, the officer received options to purchase 97,710 shares of common stock of the Company, exercisable at $.01, per share, for 10 years and the other purchasers received option to purchase 296,444 shares of common stock of the Company, exercisable at $.07, per share, for 10 years. The officer also will receive $100,000 in cash, payable in monthly installments of $10,000, commencing August 2004 and medical insurance payments of $3,600. All of the Univec, Inc. common stock and options exchanged in the transaction was valued at publicly listed closing prices of the Company’s common stock. Such publicly listed valuations are in accordance with the guidance of SFAS 123 and EITF 96-18.

During the year-ended December 31, 2003 the Company reported that a corporate officer had instituted a legal action for approximately $200,000 for wages plus approximately $12,000 related to health and dental insurance premiums plus interest. All amounts within the claim were previously accrued by the Company as operating expenses as they were incurred. However, the Company’s defense in the matter included a claim that the officer had entered into one or more agreements with third parties on behalf of the Company without notifying the Company’s President or Board of Directors. The Company asserted that damages to the Company in excess of the alleged liability to the officer had been incurred.

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