Form 10QSB
period 2005-09-30
UNIVEC INC
filed 2005-11-18
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

As of November 15, 2005 the Issuer had 57,230,128 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
September 30, 2005

ASSETS
Cash	$3,301
Accounts receivable	970,529
Inventories	179,877
Certificates of deposit - restricted	348,949

Total current assets	1,502,656

Fixed assets, net	542,031
Other assets	67,310

Total assets	$2,111,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$2,310,356
Deferred payroll	1,711,081
Notes and loans payable - current	1,334,446
Loans payable - officers/directors	265,493
Due to affiliated companies	752,360

Total current liabilities	6,373,736

Notes and loans payable - long-term	216,332

Total liabilities	6,590,068

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 145,833 shares (aggregate liquidation
value: $399,906)	146
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $446,900)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	56,464
issued: 56,464,432 and outstanding: 56,060,278 shares
Additional paid-in capital	11,352,754
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(30,000)
Accumulated deficit	(15,829,145)

Total stockholders' deficit	(4,478,071)

Total liabilities and stockholders' deficit	$2,111,997

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$1,444,647	$4,741,983	$10,445,217	$13,463,512
Cost of revenues	(1,434,195)	(4,677,795)	(10,372,845)	(13,241,246)

Gross Margin	10,452	64,188	72,372	222,266

Operating Expenses
Marketing and selling	(74,897)	14,986	(232,975)	(111,495)
Product development	-	(25,530)	(648)	(28,262)
General and administrative	(283,161)	(395,133)	(1,011,507)	(1,293,373)

	(358,058)	(405,677)	(1,245,130)	(1,433,130)

Loss from Operations	(347,606)	(341,489)	(1,172,758)	(1,210,864)

Other Income (Expense)
Interest expense, net	(72,712)	(38,424)	(146,007)	(84,404)
Gain on extinguishment of debt	-	40,554		80,594
Loss on sale of subsidiary	-	(489,316)		(489,316)

Total other expenses	(72,712)	(487,186)	(146,007)	(493,126)

Loss from continuing operations	(420,318)	(828,675)	(1,318,765)	(1,703,990)

Income/(Loss) from discontinued operations	-	1,900	-	(8,260)

Net loss	(420,318)	(826,775)	(1,318,765)	(1,712,250)

Dividends attributable to preferred stock	(8,213)	(8,650)	(26,631)	(27,200)

Loss attributable to common stockholders	($428,531)	($835,425)	($1,345,396)	($1,739,450)

Share information
Basic net loss per common share	($0.01)	($0.02)	($0.03)	($0.05)

Basic weighted average number
of common shares outstanding	56,464,432	38,244,097	50,999,828	37,394,433

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Nine months ended September 30, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net loss	$(1,318,765)	$(1,712,250)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on sale of subsidiary		489,316
Depreciation and amortization	286,312	135,686
Stock based compensation	167,198
Gain on extinguishment of debt		(80,594)
Receipt of gain on marketable securities	36,349
Changes in assets and liabilities
Accounts receivable	2,152,963	(367,110)
Inventories		2,904
Other current assets and other assets	46,630	(104,130)
Accounts payable and accrued expenses	(2,097,475)	674,430
Deferred payroll	522,364	440,840

Net cash used in operating activities	(204,424)	(520,908)

Cash flows from investing activities
Fixed assets acquired	(13,500)	(397,069)
Increase in restricted cash	(8,542)	(335,000)
Cash used on sale of subsidiary.		(92,976)

Net cash used in investing activities	(22,042)	(825,045)

Cash flows from financing activities
Increase in due from affiliated companies	243,560	270,883
Increase in loans payable - officers/directors	55,000	54,000
Proceeds from notes and loans payable		1,184,623
Proceeds from sale of stock	85,000
Payments on notes and loans payable	(183,237)	(167,350)

Net cash provided by financing activities	200,323	1,342,156

Net increase (decrease) in cash	(26,143)	(3,797)
Cash, beginning of period	29,444	11,821

Cash, end of period	$3,301	$8,024

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products primarily syringes and specialty pharmaceutical drugs. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical samples and group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary until its sale, marketed a medical waste disposal unit.

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

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three and nine month periods ended September 30, 2005 and 2004. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Related Party Transactions

Due to Affiliated Companies

Subsequent to December 31, 2004, the Company borrowed a net total of $ 173,560 from affiliated companies, owned by the chief executive officer of the Company.

       5. Sales to Affiliated Company

For the three months ended September 30, 2005, sales to a company owned by an officer of the Company were approximately 99% of total sales and, as of September 30, 2005, accounts receivable from this customer were approximately 99% of total accounts receivable.

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

On October 10, 2005, the Company issued 1,169,850 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $12,868.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations
Condensed Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change

Revenues	$1,444,647	$4,741,983	(70%)	$10,445,217	$13,463,512	(22%)
Cost of Revenues	(1,434,195)	(4,677,795)	(69%)	(10,372,845)	(13,241,246)	(22%)

Gross Margin	10,452	64,188	(84%)	72,372	222,266	(67%)

Expenses:
Marketing and Selling	74,897	(14,986)	1,521%	232,975	111,495	109%
Product Development	0	25,530		648	28,262	(98%)
General and Administrative	283,161	395,133	(28%)	1,011,507	1,293,373	(22%)

	358,058	405,677	(12%)	1,245,130	1,433,130	(13%)

Other Income (Expense)
Interest Expense, Net	(72,712)	(38,424)	89%	(146,007)	(84,404)	73%
Gain on Extinguishment
of Debt	0	40,554		0	80,594
Loss on sale of subsidiary	0	(489,316)		0	(489,316)

Net Loss from Continuing
Operations	$(420,318)	$(828,675)	(49%)	$(1,318,765)	$(1,703,990)	(23%)
Discontinued Operations	0	1,900			(8,260)

Net Loss	$(420,318)	$(826,775)	(49%)	$(1,318,765)	$(1,712,250)	(23%)

As illustrated in the table above, overall revenues for the three and nine month periods ended September 30, 2005 decreased by $3,297,339 (70%) and $3,018,295 (22%), respectively, as compared to the comparable periods ended September 30, 2004. Product sales alone accounted for all of this increase. Sales within PPSI’s GPO, comprised 99% of the total sales for the nine months ended September 30, 2005. PPSI has experienced a significant reduction in sales to its principal Group Purchasing Organization (GPO) customer. This sales depletion will continue to have a detrimental effect on Company operations for the impending future period. The Company management has decided to concentrate resources on the distribution sector having direct control of product purchases and distribution that management feels will have greater gross margin opportunity although gross revenue will be maintained. Management feels that this model will allow a direct relationship with the end purchaser and not be dependent on an intermediary.

The Company will endeavor to replace these revenues by placing increased product sales in the direct marketplace and by expanding its higher gross profit atypical product sales.

The Company will focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Physician and Pharmaceutical Services, Inc. (PPSI) is a Group Purchasing Organization (GPO) and formulary management company. Group purchasing allows companies to get better prices by combining purchasing power. It is also important that the products being purchased are appropriate for the drug formulary that is approved.

Gross profit for the three and nine month periods ended September 30, 2005 decreased to 0.7% from 1.4% and to 0.7% from 1.7%, respectively, as compared to the comparable periods ended September 30, 2004. The reduced gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our syringes. The GPO gross profit was 0.5% and 1.5% for the nine months ended September 30, 2005 and 2004, respectively. We anticipate gross profit levels to decrease due to the GPO’s principal customer’s commercial activity decline.

Marketing and selling costs for the three and nine month periods increased by $89,883 (600%) and $121,480 (109%), respectively, as compared to the comparable periods ended September 30, 2004. This increase is primarily due to increases in marketing costs.

There were very minimal product development expenses incurred for three and nine month periods ended September 30, 2005. This decrease was the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three and nine month periods ended September 30, 2005 decreased $111,972 (28%) and $281,866 (22%), respectively, as compared to the comparable periods ended September 30, 2004. These decreases are due primarily to decreases in insurance, depreciation, legal and professional fees, and securities maintenance expenses which were offset in part by increases in financial consulting, compensation expenses and travel expenses.

Interest expense for the three and nine month periods ended September 30, 2005 increased by $34,288 (89%) and $61,603 (73%)compared to the comparable periods ended September 30, 2004, primarily as a result increased debt outstanding during 2005.

Net loss for the three and nine month periods ended September 30, 2005 decreased by $406,457 (49%) and $393,485, respectively, primarily due to the reduction of gross profit by $53,736 (84%) and $149,894 (67%) during the three and nine month periods ended September 30, 2005 as compared to the comparable periods ended September 30, 2004. Also, a non-recurring $40,040 gain on extinguishment of debt decreased the net loss for the nine months ended September 30, 2004. However a $489,316 loss on the sale of a wholly owned subsidiary, Thermal Waste Technology, Inc. (TWT) during the three month period ended September 30, 2004 enhanced the net loss comparison with the three and nine month periods ended September 30, 2005.

Liquidity and Capital Resources

 The working capital deficit of $4,207,570 at December 31, 2004, increased to a deficit of $4,871,080 (17%) at September 30, 2005 primarily from net increases in loans payable and deferred compensation and decreases in accounts receivable, which were partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in operating activities decreased by $316,484 (61%) to $204,424 for the nine months ended September 30, 2005 from the comparable period in 2004, primarily due to the decreases in accounts receivable and corresponding increases in depreciation and amortization, stock based compensation and deferred payroll, and a corresponding decrease in accounts receivable which was offset by a reduction in accounts payable and accrued expenses.

Net cash used in investing activities of $22,042 resulted from the purchases of fixed asset equipment and an increase in restricted cash during the nine months ended September 30, 2005.

Net cash provided by financing activities decreased by $1,141,833 (85%) to $200,323 for the nine months ended September 30, 2005 from $1,342,156 provided during the nine months ended September 30, 2004. This decrease resulted from an aggregate $1,226,833 decrease in borrowing activity offset by an $85,000 increase in proceeds from the sale of Company stock as compared to the nine month period ended September 30, 2004.

Although revenue decreased $1,636,101 as a result of the 2005 PPSI GPO operations for the nine month period, we continue to market our safety syringes. We suffered from a serious shortage of working capital, which has resulted in the Company’s limited ability to market and sell its products.

As a result of these actions, Univec’s management anticipates that operations will generate a negative cash flow during our fiscal year.

The relatively low trading price and volume of our common shares hampers our ability to raise equity capital. There is no assurance that any such equity financing will be available to the Company or on terms we deem favorable. Management will continue its efforts to obtain debt and/or equity financing.

New Products

We are in the process of bringing new syringe products to market and re-establishing the marketing of our existing syringe products and expanding our specialty pharmaceutical market and PPSI services. There is no assurance that we will be successful in increasing our revenues or achieving profitability.

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

Major Customer

For the nine months ended September 30, 2005, substantially all of our sales were to a company owned by a Company officer. We intend to reduce our reliance on this customer, by marketing specialty pharmaceutical and PPSI products to other customers and reestablishing our product sales, which had been slowed because of long evaluation periods of clients.

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

The Annual Meeting of Stockholders of Univec, Inc. for the year ended December 31, 2004, was held on October 14, 2005, to consider and vote upon a proposal to elect S. Robert Grass, Dr. David Dalton and William Wooldridge as directors.

A second proposal was presented and voted upon to amend the Articles of Incorporation to effect a one-for-ten reverse stock split of the issued and outstanding shares of common stock and correspondingly to decrease the share capital from 75,000.000 shares to 7,500,000 shares, then to increase the share capital from 7,500,000 shares to 50,000,000 shares on a date to be determined by the Board of Directors.

A third proposal was considered and voted upon to give authorization to the Board of Directors to change the name of the corporation to another or new name on a date to be determined by the Board of Directors.

The number of votes cast for and the number of abstentions are set forth below:

Proposal 1 -  Election of Directors

	For	Withhold
S. Robert Grass	35,227,022	0
David Dalton	35,227,022	0
William Wooldridge	35,227,022	0

Proposal 2 -  To amend the Articles of Incorporation to effect a one-for-ten reverse stock split of the issued and outstanding shares of common stock and correspondingly to decrease the share capital from 75,000.000 shares to 7,500,000 shares, then to increase the share capital from 7,500,000 shares to 50,000,000 shares on a date to be determined by the Board of Directors.
	For	Withhold
Total vote result for Proposal 2	35,227,022	0

Proposal 3 -  To give authorization to the Board of Directors to change the name of the corporation to another or new name on a date determined by the Board of Directors.
	For	Withhold
Total vote result for Proposal 3	35,227,022	0

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Forms 8-K

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

UNIVEC, INC.

Dated: November 18 2005	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: November 18 2005	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)