Form 10KSB/A
period 2004-12-31
UNIVEC INC
filed 2006-01-11
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

As of July 31, 2005, PPSI had no employees, but utilizes outside marketing representatives and consultants for marketing and administrative services.

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

PPSI shares office space with a related company, owned by the Chief Executive Officer of Univec. The expenses of the space, together with other expenses, that would be allocated to PPSI are insignificant.

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

Condensed Consolidated Results of Operations

	2004	2003	Change
		(Restated)
Revenues	$19,448,388	$16,977,822	14%

Cost of Revenues	$19,174,494	16,986,565	13%

Gross Margin	273,894	(8,743)	(3,233%)

Expenses:

Marketing and Selling
Expense	123,400	379,738	(68%)
Product Development	28,871	28,547	1%
General and
Administrative	1,,847,246	847,013	118%
Interest Expense, Net	108,092	91,564	18%
Gain on Extinguishment
of Debt	(144,819)	(24,872)	482%
Loss on write-off of
Goodwill	1,774,119	-	-
Loss on sale of Subsidiary	597,056	-	-
Other Income	(47,795)	-	-
Loss on capitalized lease	-0-	121,366	-

Total Expenses	4,286,170	1,443,356	197%

Discontinued Operations	(8,260)	(93,502)	(91%)

Net Loss	$(4,020,536)	$(1,545,601)	(160)%

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

The restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in an additional loss of $115,031, which was offset by a reduction of $115,031 in general and administrative expenses less than $0.01, per share.

The Company determined that the goodwill with a carrying value of $1,774,119 had been fully impaired and has written-off the entire balance.

The Company has its focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Gross profit for the year ended December 31, 2004 increased to 1.4% from (0.1%) in 2003. Gross profit based on product sales for 2004 decreased to $273,894 as compared to $(8,743) in 2003. The increased gross profit is primarily due to the lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our 1cc clip syringe. The GPO gross profit was 1.4% and (0.1)% for the year 2004 and 2003, respectively. During 2003 the Company encountered a non-recurring $381,949 cost adjustment being paid to a significant GPO customer. The reduction of syringe gross profit is largely the result of decreased sales volume and fixed overhead costs of $7,290. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and recent financings.

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

General and administrative expenses for the year ended December 31, 2004 increased $1,000,233 (118%) as compared to 2003. This increase is due primarily to increases in professional fees, insurance and relocation costs offset in part by decreases in compensation, GPO cost adjustments, securities maintenance expenses and a $75,000 reserve  provided for inventory valuation. There was also an $85,088 provision for equipment located at former suppliers, which is no longer being used in production activities of the Company.

Interest expense for the year ended December 31, 2004 increased by $16,528 (18%) as compared to 2003 primarily as a result of increased debt during 2004.

Other income for the year ended December 31, 2004 includes $36,349 gain on the sale of marketable securities plus $11,446 gain on the sale of equipment.

Net loss for 2004 increased by $(2,474,935) (160%) primarily due to the $1,774,119 write-off of goodwill and a loss of $597,056 on the sale of a subsidiary. The subsidiary was sold during August 2004 in order to reduce fixed costs associated with its operation. Without considering the loss on the sale of the subsidiary and gain on extinguishment of debt ($144,819), the gain on the sale of equipment and marketable securities of $47,795, the increase in the net loss before non-recurring items of $(2,129,860) was primarily related to the $1,000,233 increase in general and administrative expenses .

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

Net cash used in operating activities increased by $463,293 (163%) to $747,984 for the year ended December 31, 2004 from 2003, primarily due to the increased net loss.

Net cash used in investing activities of $743,145 resulted from the purchases of restricted cash deposits, fixed assets and cash used in the sale of the subsidiary during 2004.

Net cash provided by financing activities increased by $1,299,498 (620%) to $1,508.751 for 2004 from $209,253 provided during 2003. This increase resulted from an increase in aggregate borrowings of $1,244,795 and decrease in aggregate repayments of borrowings of approximately $27,870. There was also a $50,000 non-recurring sale of securities during 2004.

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

In accordance with SFAS 142 - Goodwill and Other Intangible Assets the Company wrote-off of the entire $1,774,119 balance of impaired goodwill. This judgment was provided in accordance with the GAAP provisions used to evaluate the future value of intangible assets. The Company determined that the excess value of goodwill paid in the course of the acquisition of its wholly owned subsidiary, Physicians and Pharmacy Services, Inc. could no longer be supported by the evaluation of potential future profitability of the subsidiary. Management’s appraisal of future discounted cash flows and other factors resulted in the complete write-off of the wholly impaired asset. Further, the Company applied SFAS 5 to determine its provision for losses on litigation. Finally, the Company, which was listed as a public company during 2004 on the OTC Bulletin Board during 2004, applied SFAS 123 and EITF 96-18 to value equity securities which were issued in payment of various corporate obligations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

A Form 8-K was filed on June 13, 2005 and amended by a Form 8-K/A filed on August 1, 2005, reporting the resignation of the Company’s principal registered independent public accounting firm. Further, the Registrant reported that the auditor’s report for the previously issued Form 10-KSB for the year ended December 31, 2003 could no longer be relied upon. Also, the former principal registered independent public accounting  firm has informed the Registrant that it may no longer rely upon review reports issued for all Form 10-QSB for all quarters starting with the quarter-ended March 31, 2003 through the quater-ended September 30, 2004.

Item 8A CONTROLS AND PROCEDURES

(a) The “Evaluation Date” of the Company’s disclosure controls and procedures was concluded at December 31, 2004 the year-end for this Form 10-KSB annual report. The “Evaluation Date” evaluation disclosed that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compilance With section 16 (a) of the Exchange Act.

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

David Dalton, Chief Executive Officer and President	$856,000
Raphael Langford, Chief Operating Officer	127,585
Michael Lesisko, Secretary - Treasurer	97,300
1,080,885
Other employees	190,603
$1,271,488

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

UNIVEC, INC.

Date: January 11, 2006	By:	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on
January 11, 2006 in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Univec, Inc.

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year periods ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Abrams, Foster, Nole & Williams, P.A

September 9, 2005 Revised November 4, 2005	By:	/s/ Abrams, Foster, Nole & Williams, P.A
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

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2004 and 2003 (Restated)

Year-Ended
Year-Ended

Dec. 31, 2004
Dec. 31, 2003

(Restated)

 Revenues
$
19,448,388
$
16,977,822

 Cost of revenues
19,249,494
16,986,565

 Gross Margin
198,894
(8,743
)

 Operating Expenses

 Marketing and selling
123,400
397,738

 Product development
28,871
28,547

 General and administrative
1,772,246
847,013

1,924,517
1,255,298

 Loss from Operations
(1,725,623
)
(1,264,041
)

 Other Income (Expense)

 Interest expense, net
(108,092
)
(91,564
)

 Gain on extinguishments of debt
144,819
24,872

 Loss on write-off of goodwill
(1,774,119
)
-

 Loss on sale of subsidiary
(597,056
)
-

 Other income
47,795
-

 Loss on write-off of capitalized lease

 Total other expenses
(2,286,653
)
(188,058
)

 Loss from continuing operations
(4,012,276
)
(1,452,099
)

 Loss from discontinued operations
(8,260
)
(93,502
)

 Net loss
(4,020,536
)
(1,545,601
)

 Dividends attributable to preferred stock
(35,921
)
(39,025
)

 Loss attributable to common stockholders
$
(4,056,457
)
$
(1,584,626
)

 Share information

 Basic net loss per common share
$
(0.11
)
$
(0.05
)

 Basic weighted average number

 of common shares outstanding
38,510,467
33,751,508

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2004 and 2003 (Restated)

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

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31, 2004 and 2003 (Restated)

	2004	2003 (Restated)

Cash flows from operating activities
Net loss	$(4,020,536)	$(1,545,601)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719
Depreciation and amortization	189,008	165,511
Write-off of equipment	57,295
Valuation allowance for inventories	75,000	45,000
Stock based compensation	4,000	36,400
Loss (gain) on cancellation of capital lease	(2,894)	121,366
Gain on extinguishment of debt	(98,547)	(24,872)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net of
effects from sale of TWT
Accounts receivable	(506,983)	(2,293,183)
Inventories	17,698	128,413
Other current assets and other assets	(3,320)	7,727
Accounts payable and accrued expenses	713,610	2,547,614
Deferred payroll	619,631	536,934
Escrow deposits		(10,000)

Net cash used in operating activities	(747,984)	(284,691)

Cash flows from investing activities
Purchases of fixed assets (net of capitalized
lease obligation of $250,000 in 2003)	(397,068)	(1)
Increase in restricted cash	(340,407)
Cash used in sale of subsidiary (net of notes and
other payables of $103,600)	(5,670)
Net cash used in investing activities	(743,145)	(1)

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses of $80,146 in 2004	1,104,343	178,453
Increase in due from affiliated companies	567,194	71,870
Increase in loans payable - officers/directors	54,000	230,419
Proceeds from sale of stock	50,000	20,000
Payments on notes and loans payable	(242,386)	(229,363)
Payments of capitalized lease obligations	(21,232)	(62,125)
Dividends converted to preferred stock	(3,168)

Net cash provided by financing activities	1,508,751	209,253

Net increase (decrease) in cash	17,622	(75,439)
Cash, beginning of period	11,821	87,260

Cash, end of period	$29,443	$11,821

Supplemental disclosure of cash flow information
Cash paid for interest	$48,709	$102,961
Supplemental disclosures of noncash activity
Common stock issued in payment of
loans payable - officers/directors	$10,000	$20,000
Common stock and options issued in payment	$179,262
of deferred payroll and accrued expenses
Conversions of Series E to common stock,
including dividends	$3,168	$89,807
Treasury stock received, net of options issued,
on sale of subsidiary	$(125,462)

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

2. Restatement
The Company has corrected a $121,366 error on the loss on write-off of a capital lease and less $11,958 related depreciation expense and $5,623 increased related interest expense restatement which occurred during the year ended December 31, 2003 in connection with the correction of a prior error in reporting capitalized lease of equipment. The underlying fixed assets were purchased by a related company owned by an officer of the Company and leased to the Company. In 2003, the Company originally incorrectly reported the payoff of the lease from proceeds of loans. This restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in an additional prior period net loss of $115,031, less than $0.01, per share.

The new lease was for a term of three years and provided for monthly rent of $3,944 and a purchase option of $100,000 at the end of the lease term.

The Company has corrected the reporting of this capitalized the lease. The capitalized lease obligation and related assets have been recorded at the lower of the present value of the minimum lease obligations or the fair value of the minimum lease obligations or the fair value of the related assets of $250,000.

In July 2004, the Company purchased the equipment under the lease for $250,000, effectively canceling the lease.

The Company restated its 2003 sales and related cost of revenues by a net $12,439 increase in gross margin to reflect the overall effect of an incorrect 2003 year-end sales cutoff.

The general and administrative expenses for 2003 have been reduced by $101,388 to properly report only costs actually incurred as 2003 expenditures. Certain previously reported fee expenses were established to be subsequent period costs.

The Company incurred $75,000 and $50,000 for the years 2004 and 2003, respectively, as a result of inventory write-downs, which have been reclassified to be reported as components of cost of revenues.  Also, 2003 GPO cost adjustments of  $381,949.00 have been reclassified to be reported as a reduction of revenue.

Year-end December 31, 2003 (net loss) as originally reported	$(1,545,601)

Increase in gross margin	12,439
Increase in net interest expense	(5,623)
Decrease in depreciation expense	11,958
Loss on write-off of capital lease	(121,366)
General and Administrative expense adjustment	101,388
Miscellaneous adjustments	_ 1,204
Year-end December 31, 2003 (net loss) as restated	$(1,545,601)

Univec, Inc and Subsidiaries
Consolidated Statement of Operations (Restated)
Year ended December 31, 2003
	Year-Ended		Year-Ended
	Dec. 31, 2003		Dec. 31, 2003
	(Originally reported)	Restatements	(Restated)

Revenues	$16,133,652	$844,170	$16,977,822
Cost of revenues	15,722,885	1,263,680	16,986,565

Gross Margin	410,767	(419,510)	(8,743)

Operating Expenses
Marketing and selling	387,769	(8,031)	379,738
Product development	28,617	(70)	28,547
General and administrative	1,478,913	(631,900)	847,013
	1,895,299	(640,001)	1,255,298

Loss from Operations	(1,484,532)	220,491	(1,264,041)

Other Income (Expense)
Interest expense, net	(85,941)	(5,623)	(91,564)
Gain on extinguishments of debt	24,872		24,872
Loss on write-off of goodwill	-		-
Loss on sale of subsidiary	-		-
Other income	-		-
Loss on write-off of capitalized lease		(121,366)	(121,366)
Total other expenses	(61,069)	(126,989)	(188,058)

Loss from continuing operations	(1,545,601)	93,502	(1,452,099)

Loss from discontinued operations	-	(93,502)	(93,502)

Net loss	(1,545,601)	-	(1,545,601)

Dividends attributable to preferred stock	(39,025)	-	(39,025)

Loss attributable to common stockholders	$(1,584,626)	$-	$(1,584,626)

Share information
Basic net loss per common share	$(0.05)	$-	$(0.05)

Basic weighted average number
of common shares outstanding	33,751,508	-	33,751,508

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

	2004	2003
Net operating loss carry forwards	$615,000	$200,000
Depreciation	191,000	184,000
Goodwill	(19,000)	(59,000)
Compensation	132,000	200,000
Inventory and equipment valuation
allowances	60,000
Valuation allowance	(979,000)	(525,000)
	None	None

As of December 31, 2004, the tax effects of the components of deferred tax assets and liabilities were as follows:

Deferred tax assets
Net operating loss carry forwards	$5,352,000
Compensation	482,000
Depreciation	183,000

Total deferred tax asset	6,017,000

Deferred tax liabilities
Goodwill	(120,000)

Net deferred tax asset	5,897,000

Valuation allowance	(5,897,000)

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

The Company maintains a corporate group purchasing sales arrangements with an affiliated company, Pharmacy Services, Inc. (PSI), which is a related party as defined in SFAS 57. This related party is a private company wholly owned by the President of Univec, Inc. The president of Univec, Inc. is also a significant shareholder of Univec, Inc.. The Company, through its wholly owned subsidiary Physicians and Pharmaceutical Services, Inc. (PPSI), sells certain pharmaceutical drugs to PSI at competitive corporate group purchasing competitive prices. PSI paid $19,046,224 for pharmaceutical drugs to PPS I during 2004. PSI must pay the Company for such goods within thirty days of the appropriate month-end. PSI pays the Company a specified price, which is based on the cost of the drugs as determined by the Company’s market experience with its non-related providers. PPSI purchases these drugs at competitive rates from a national pharmaceutical drug manufacturer.

Revenue Recognition

The Company utilizes the gross sales method of recognizing the amount of revenue from product sales. This method is influenced by several factors as defined by EITF 99-19, which the Company’s market agreement has indicated to be in accordance with the gross sales method, The most significant factors under the agreement include: the Company, rather than the supplier is the primary obligor in the arrangement, the Company retains absolute control over which product is supplied to the user, the Company retains control over selection of the pharmaceutical drug supplier, the Company defines the product specifications for the drugs utilized, the Company maintains the credit risk under the arrangement. However, the supplier maintains the general inventory risk until the point when the pharmaceutical drug is administered to the patient in compliance with the “just in time” inventory method.

Sales Cost Adjustments
For the year-end December 31, 2003, the Company recognized $381,949 of cost adjustments provided to the Company’s group purchasing customer as general and administrative expenses. However, EITF 01-9 requires that such cost adjustments be reported as a reduction of revenues. This reclassification is reported on the enclosed Statement of Operations for year-end December 31, 2003. No such cost adjustment payments have been made to any customer after that time.

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