Form 10KSB/A
period 2004-12-31
UNIVEC INC
filed 2006-09-12
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

822 Guilford Avenue, Suite 208, Baltimore, MD 21202
(Address of principal executive offices)

(410) 347-9959
(Registrant’s telephone number, including area code)

4810 Seton Drive, Baltimore, MD 21215
(Former Name or Former Address, if Changed Since Last Report).

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Revenues for the issuer's most recent fiscal year were $327,827.

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

Revenue Recognition

As a result of the differing circumstances related to the Company’s manufacture, procurement, distribution and physician sampling programs diverse financial accounting methods are utilized to recognize revenue from its various revenue sources. The Company’s manufacturing and specialty pharmaceutical drug distribution programs employ the “gross” method of recognizing revenue. However, because of the distinctive type of services provided to customers, the GPO and physician sampling programs utilize the “net” method of revenue recognition.

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

6. On December 8, 2004, Univec converted 30 shares of Series E Preferred Stock to 990,970 common shares at $.0323 per common share.

Item 6. Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with
Univec, Inc's ("Univec", "we" or "our"), consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Condensed Consolidated Results of Operations

	2004	2003	Change
		(Restated)
Revenues	$327,827	$939,747	(65%)

Cost of Revenues	$128,933	948,490	(86%)

Gross Margin	198,894	(8,743)	(2,375%)

Expenses:

Marketing and Selling
Expense	123,400	379,738	(68%)
Product Development	28,871	28,547	1%
General and
Administrative	1,772,246	847,013	109%
Interest Expense, Net	108,092	91,564	18%
Gain on Extinguishment
of Debt	(144,819)	(24,872)	482%
Loss on write-off of
Goodwill	1,774,119	-	-
Other Income	(47,795)	-	-
Loss on capitalized lease	-0-	121,366	-

Total Continuous Expenses	3,614,114	1,443,356	150%

Discontinued Operations	(8,260)	(93,502)	(91%)
Loss on sale of Subsidiary	(597,056)
Net Loss	$(4,020,536)	$(1,545,601)	(160)%

Sales within PPSI’s GPO program utilizing the “net” revenue recognition method comprised more than 82% of the total sales for 2004. A breakdown of revenues and cost of revenues for 2004 between the Company and its wholly-owned subsidiary, PPSI, are as follows:

	Univec	PPSI	Total
Revenue	$59,819	$268,008	$327,827
Cost of Revenues	128,933		128,933

Gross Margin	$(69,114)	$268,008	$198,894

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
Gross profit for the year ended <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />December 31, 2004 increased to 61% from (0.1%) in 2003. Gross profit based on product sales for 2004 decreased increased to $198,894 as compared to $(8,743) in 2003. The increased gross profit is primarily due to the increased gross profit from PPSI’s GPO revenue and which was offset in part by lower sales volume of our 1cc clip syringe. During 2003 the Company encountered a non-recurring $381,949 cost adjustment adjustment being paid to a significant GPO customer. The reduction of syringe gross profit is largely the result of decreased sales volume and fixed overhead costs of $7,290. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and recent financings.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

As a result of the acquisitions of PPSI, we have broadened our pharmaceutical product distribution base. We anticipate increases in sales on a period by period basis from  PPSI if we can increase our market penetration in these areas.

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

General and administrative expenses for the year ended December 31, 2004 increased $925,233 (109%) as compared to 2003. This increase is due primarily to increases in professional fees, insurance and relocation costs offset in part by decreases in compensation, GPO cost adjustments, and securities maintenance expenses. There was also an $85,088 provision for equipment located at former suppliers, which is no longer being used in production activities of the Company.

Interest expense for the year ended December 31, 2004 increased by $16,528 (18%) as compared to 2003 primarily as a result of increased debt during 2004.

Other income for the year ended December 31, 2004 includes $36,349 gain on the sale of marketable securities plus $11,446 gain on the sale of equipment.

Net loss for 2004 increased by $(2,474,935) (160%) primarily due to the $1,774,119 write-off of goodwill and a loss of $597,056 on the sale of a subsidiary. The subsidiary was sold during August 2004 in order to reduce fixed costs associated with its operation. Without considering the loss on the sale of the subsidiary and gain on extinguishment of debt ($144,819), the gain on the sale of equipment and marketable securities of $47,795, the increase in the net loss before non-recurring items of $(2,044,620) was primarily related to the $925,233 increase in general and administrative expenses .

The Company restated its year-ended December 31, 2003 financial statements to properly reflect certain financial transactions which were previously not previously reported in accordance with generally accepted accounting principles (GAAP). Although the year-ended December 31, 2003 net loss of $(1,545,601) was not changed, several non-GAAP practices were corrected. These GAAP restatements are described in the following paragraphs and related table.

The Company restated its year ended December 31, 2003 gross profit margin by an aggregate $419,510. This restatement includes three distinct non-GAAP reporting factors. The Company restated its 2003 sales and related cost of revenues by a net $12,439 increase in gross margin to reflect the overall effect of an incorrect 2003 year-end sales cutoff. The Company incurred $50,000 for the year 2003 as a result of inventory write-downs, which have been reclassified to be reported as components of cost of revenues..  Finally, 2003 GPO cost adjustments of  $381,949.00 have been reclassified to be reported as a reduction of revenue. For the year-end December 31, 2003, the Company recognized $381,949 of cost adjustments provided to the Company’s group purchasing customer as general and administrative expenses. However, EITF 01-9 requires that such cost adjustments be reported as a reduction of revenues. This reclassification is reported on the enclosed Statement of Operations for year-end December 31, 2003. No such cost adjustment payments have been made to any customer after that time.

The Company has corrected a $121,366 error on the loss on write-off of a capital lease less $11,958 related depreciation expense and $5,623 increased related interest expense restatement which occurred during the year ended December 31, 2003 in connection with the correction of a prior error in reporting capitalized lease of equipment. The underlying fixed assets were purchased by a related company owned by an officer of the Company and leased to the Company. In 2003, the Company originally incorrectly reported the payoff of the lease from proceeds of loans. This restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in a prior period net loss of $115,031, less than $0.01, per share. The new lease was for a term of three years and provided for monthly rent of $3,944 and a purchase option of $100,000 at the end of the lease term.

The Company has corrected the previous reporting of this non-GAAP capitalized the lease. The capitalized lease obligation and related assets have been recorded at the lower of the present value of the minimum lease obligations or the fair value of the minimum lease obligations or the fair value of the related assets of $250,000. In July 2004, the Company purchased the equipment under the lease for $250,000, effectively canceling the lease.

The general and administrative expenses for 2003 have been reduced by $101,388 to correct certain previously reported costs actually incurred as 2003 GAAP expenditures. Certain previously reported fee expenses were established to be subsequent period costs.

The restated Consolidated Statement of Operations for the Year-ended December 31, 2003 is composed of the following accounting corrections to these non-GAAP reporting items. Various reclassifications have also been included therein.

Year-end December 31, 2003 (net loss) as originally reported	($1,545,601)

Increase in gross margin - year-end cutoff	12,439
Decrease in gross margin - inventory write-down	(50,000)
Decrease in gross margin - reduction of revenue	(381,949)
Net Decrease in gross margin	(419,510)

Increase in net interest expense	(5,623)
Decrease in depreciation expense	11,958
Loss on write-off of capital lease	(121,366)
Reclassification of General and Administrative expenses	431,949
General and Administrative expense adjustment	101,388
Miscellaneous adjustments	1,204
Year-end December 31, 2003 (net loss) as restated	($1,545,601)

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

The working capital deficit of $2,542,657 at December 31, 2003, increased to a deficit of $4,207,570 at December 31, 2004. A significant reason for this increase is the classification of $457,377 of formerly long-term debt as current debt due which resulted from $79,651 in late payments and $377,726 for non-compliance with contractual covenants. Further, net increases in accounts payable and accrued expenses, total loans payable and deferred compensation, partially offset by an increase in accounts receivable also accounted for the decrease in working capital.

he accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had negative working capital of $4,207,570 and stockholders' deficit of $3,717,269  which includes net losses of $(4,020,536) and $(1,646,989) for the years ended December 31, 2004 and 2003. The Company is also in default of approximately $1,200,000 of loan and notes payable all of which are payable on demand as a result of such defaults. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain  adequate  financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In accordance with SFAS 142 - Goodwill and Other Intangible Assets the Company wrote-off of the entire $1,774,119 balance of impaired goodwill. This judgment was provided in accordance with the GAAP provisions used to evaluate the future value of intangible assets such as estimated future discounted cash flow which could be reasonably anticipated from the Company’s carrying value of such goodwill. The Company’s determination is based primarily on limited gross profits which are presently generated by the subsidiary’s primary business activity. The Company determined that the excess value of goodwill paid in the course of the acquisition of its wholly owned subsidiary, Physicians and Pharmacy Services, Inc. could no longer be supported by the evaluation of potential future profitability of the subsidiary. Management’s appraisal of future discounted cash flows and other factors resulted in the complete write-off of the wholly impaired asset. Further, the Company applied SFAS 5 to determine its provision for losses on litigation. Finally, the Company, which was listed as a public company during 2004 on the OTC Bulletin Board during 2004, applied SFAS 123 and EITF 96-18 to value equity securities which were issued in payment of various corporate obligations. The Company’s previous significant financial estimates have resulted in fair presentations of its financial statements. Therefore, the Company believes that these goodwill and litigation provisions will result in additional future fair presentation of its financial statements.
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

Item 8A CONTROLS AND PROCEDURES

(a) Based on their evaluation required by Rule 13a-15(b) or 15d-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

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

Item III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

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

(4) Address is c/o the Company, 822 Guilford Avenue, Suite 208, Baltimore, Maryland 21202.

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

During 2004, Pharmacy Services, Inc., a company owned by Dr. David Dalton, President and Chief Executive Officer, purchased goods totaling $200,897 (such goods had a cost of $17,679,609) in “net” revenue from PPSI's GPO. This transaction represented 61% of total revenue.

PPSI shares minimal office space and other administrative expenses with affiliated companies owned by Dr. David Dalton, the Chief Executive Officer of Univec. These expenses have not been allocated between the companies, but PPSI's portion would be insignificant.
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

Item 14. Principal Accountant Fees and Services.

The following table presents the cost of Univec's principal accountants' fees and services for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Audit fees	$110,261	$$	98,794
Audit related fees	- -		-
Tax fees	18,750		14,199
All other fees	-		--
Total	$129,011		$112,993

Univec's Audit Committee pre-approves the engagement of the principal accountant and the estimated audit fee, by each category.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEC, INC.

Date: September 12, 2006	By:	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on September 12, 2006 in the capacities indicated.

Signatures                Title

/s/ Dr. David Dalton        Chief Executive Officer and a Director
 Dr. David Dalton                             Principal Executive Officer)

/s/ Michael Lesisko                 Chief Financial Officer, Treasurer, Secretary
Michael Lesisko

/s/ S. Robert Grass                   Chairman and a Director
S. Robert Grass

/s/ William Wooldridge          Director
William Wooldridge

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND FOR THE TWO YEARS THEN ENDED

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F--3
Consolidated Balance Sheet - December 31, 2004	F--4
Consolidated Statements of Operations - years ended
December 31, 2004 and 2003	F--5
Consolidated Statements of Stockholders' Equity - years
ended December 31, 2004 and 2003	F--6
Consolidated Statements of Cash Flows - years ended
December 31, 2004 and 2003	F--7
Notes to Consolidated Financial Statements	F--8

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

As discussed in Note 2 to the financial statements, certain errors related to accounting for capital leases and year-end cutoffs for the year ended December 31, 2003 were discovered by management of the Company during the current year. In addition the Company has restated its year endended December 31, 2003 revenue to reflect the Company’s change to the “net” revenue method for its GPO product sales. Accordingly, the 2003 financial statements have been restated to reflect these changes and corrections.
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

Abrams, Foster, Nole & Williams, P.A

Baltimore, Maryland September 9, 2005, except for Note 2, as to which the date is September 8, 2006	By:	/s/ Abrams, Foster, Nole & Williams, P.A
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
value: $336,808)	125
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 412 shares (aggregate liquidation
value: $441,397)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	45,619
issued: 45,618,852 and outstanding: 45,214,698 shares
Additional paid-in capital	10,977,627
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(210,000)
Accumulated deficit	(14,502,350)
Total stockholders' deficit	(3,717,269)
Total liabilities and stockholders' deficit	$4,458,353

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2004 and 2003 (Restated)

	Year-Ended	Year-Ended
	Dec. 31, 2004	Dec. 31, 2003
		(Restated)

Revenues (Note 5)	$327,827	$939,747
Cost of revenues	128,933	948,490

Gross Margin	198,894	(8,743)

Operating Expenses
Marketing and selling	123,400	379,738
Product development	28,871	28,547
General and administrative	1,772,246	847,013
Loss on write-off of goodwill	1,774,119	-
Loss on write-off of capitalized lease	-	121,366
	3,698,636	1,376,664

Loss from Operations	(3,499,742)	(1,385,407)

Other Income (Expense)
Interest expense, net	(108,092)	(91,564)
Gain on extinguishments of debt	144,819	24,872
Other income (expense)	47,795	-
Total other expenses	84,522	(66,692)

Loss from continuing operations	(3,415,220)	(1,452,099)

Loss from discontinued operations:
Discontinued operating losses	(8,260)	(93,502)
Loss on sale of subsidiary	(597,056)	-

Net loss	(4,020,536)	(1,545,601)

Dividends attributable to preferred stock	(35,921)	(39,025)

Loss attributable to common stockholders	$(4,056,457)	$(1,584,626)

Share information
Basic net loss per common share	$(0.11)	$(0.05)

Basic weighted average number
of common shares outstanding	38,510,467	33,751,508

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2004 and 2003 (Restated)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferrred		Common Stock		Additional Paid-in	Treasury Stock		Prepaid Consulting	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Services	Deficit	Equity
Balance, January 1, 2003	124	$1	167	$1	250	$1	104,167	$104			31,772,773	$31,773	$10,296,627				($8,843,338)	$1,485,169
Exchange of Series B and C
for Series E			(122)	(1)	(250)	(1)			522	$1			89,708				(89,707)
Common stock																		.
issued for Cash											500,000	500	19,500					20,000
Consulting fees											100,000	100	9,900					10,000
Loans payable - officers/directors											444,805	444	49,556					50,000
Adjustment to conversion of series A and
options	(124)	(1)
Convert Series B			(45)								1,843,322	1,841	(1,843)
Convert Series E									(30)		340,909	341	(341)
Exercise of options by officer											166,667	167	6,500					6,667
Options issued													36,400					36,400
Net loss																	(1,545,601)	(1,545,601)

Balance, December 31, 2003	-	-	-	-	-	-	104,167	104	492	1	35,168,476	35,169	10,506,007				(10,478,646)	62,635

Sale of Series D							20,833	21					49,979					50,000
Common stock issued for
Cash
Consulting fees											6,000,000	6,000	234,000			($240,000)
Deferred payroll and accrued
expenses - officers											2,160,035	2,160	173,102					175,262
Loans payable - officers/directors											500,000	500	9,500					10,000
Sale of subsidiary													2,829	404,154	($28,291)			(25,462)
Convert Series E and dividends									(80)		1,790,341	1,790	(1,790)				(3,168)	(3,168)
Amortization																30,000		30,000
Options issued													4,000					4,000
Net loss																	(4,020,536)	(4,020,536)

Balance, December 31, 2004							125,000	$125	412	$1	45,618,852	$45,619	$10,977,627	404,154	($28,291)	($210,000)	($14,502,350)	($3,717,269)

See notes to consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31, 2004 and 2003 (Restated)

	2004	2003
		(Restated)
Cash flows from operating activities
Net loss	$(4,020,536)	$(1,545,601))
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719
Depreciation and amortization	189,008	165,511
Write-off of equipment	57,295
Valuation allowance for inventories	75,000	45,000
Stock based compensation	4,000	36,400
Loss (gain) on cancellation of capital lease	(2,894)	121,366
Gain on extinguishment of debt	(98,547)	(24,872)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net of
effects from sale of TWT
Accounts receivable	(506,983)	(2,293,183)
Inventories	17,698	128,413
Other current assets and other assets	(3,320)	7,727
Accounts payable and accrued expenses	713,610	2,547,614
Deferred payroll	619,631	536,934
Escrow deposits		(10,000)

Net cash used in operating activities	(747,984)	(284,691)

Cash flows from investing activities
Purchases of fixed assets (net of capitalized
lease obligation of $250,000 in 2003)	(397,068)	(1)
Increase in restricted cash	(340,407)
Cash used in sale of subsidiary (net of notes and
other payables of $103,600)	(5,670)
Net cash used in investing activities	(743,145)	(1)

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses of $80,146 in 2004	1,104,343	178,453
Increase in due from affiliated companies	567,194	71,870
Increase in loans payable - officers/directors	54,000	230,419
Proceeds from sale of stock	50,000	20,000
Payments on notes and loans payable	(242,386)	(229,363)
Payments of capitalized lease obligations	(21,232)	(62,126)
Dividends converted to preferred stock	(3,168)

Net cash provided by financing activities	1,508,751	209,253

Net increase (decrease) in cash	17,622	(75,439)
Cash, beginning of period	11,821	87,260

Cash, end of period	$29,443	$11,821

Supplemental disclosure of cash flow information
Cash paid for interest	$48,709	$102,961
Supplemental disclosures of non-cash activity
Common stock issued in payment of
loans payable - officers/directors	$10,000	$20,000
Common stock and options issued in payment	$179,262
of deferred payroll and accrued expenses
Conversions of Series E to common stock,
including dividends	$3,168	$89,807
Treasury stock received, net of options issued,
on sale of subsidiary	$(125,462)

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

2. Restatement

The Company has restated (see Note # 5) its year ended December 31, 2004 and 2003 revenue by $19,120,561 and $16,038,075, respectively and the related Cost of Revenues by $19,120,561 and $16,038,075, respectively to reflect the Company’s change to the “net” revenue method for its GPO product sales. The Company restated its year ended December 31, 2003 gross profit margin by an aggregate $419,510. This restatement includes three distinct factors. The Company restated its 2003 sales and related cost of revenues by a net $12,439 increase in gross margin to reflect the overall effect of an incorrect 2003 year-end sales cutoff. The Company incurred $50,000 for the year 2003 as a result of inventory write-downs, which have been reclassified to be reported as components of cost of revenues..  Finally, 2003 GPO cost adjustments of  $381,949.00 have been reclassified to be reported as a reduction of revenue. For the year-end December 31, 2003, the Company recognized $381,949 of cost adjustments provided to the Company’s group purchasing customer as general and administrative expenses. However, EITF 01-9 requires that such cost adjustments be reported as a reduction of revenues. This reclassification is reported on the enclosed Statement of Operations for year-end December 31, 2003. No such cost adjustment payments have been made to any customer after that time.

The Company has corrected a $121,366 error on the loss on write-off of a capital lease less $11,958 related depreciation expense and $5,623 increased related interest expense restatement which occurred during the year ended December 31, 2003 in connection with the correction of a prior error in reporting capitalized lease of equipment. The underlying fixed assets were purchased by a related company owned by an officer of the Company and leased to the Company. In 2003, the Company originally incorrectly reported the payoff of the lease from proceeds of loans. This restatement recorded the reinstatement and subsequent write-off of the old capitalized lease and the capitalization of the new lease, which resulted in an additional prior period net loss of $115,031, less than $0.01, per share. The new lease was for a term of three years and provided for monthly rent of $3,944 and a purchase option of $100,000 at the end of the lease term.

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

The restated Consolidated Statement of Operations for the Year-ended December 31, 2003 is composed of the following accounting corrections. Various reclassifications have also been included therein.

Year-end December 31, 2003 (net loss) as originally reported	($1,545,601)

Increase in gross margin - year-end cutoff	12,439
Decrease in gross margin - inventory write-down	(50,000)
Decrease in gross margin - reduction of revenue	(381,949)
Net Decrease in gross margin	(419,510)

Increase in net interest expense	(5,623)
Decrease in depreciation expense	11,958
Loss on write-off of capital lease	(121,366)
Reclassification of General and Administrative expenses	431,949
General and Administrative expense adjustment	101,388
Miscellaneous adjustments	1,204
Year-end December 31, 2003 (net loss) as restated	($1,545,601)

Univec, Inc and Subsidiaries
Consolidated Statement of Operations (Restated)
Year ended December 31, 2003
	Year-Ended		Year-Ended
	Dec. 31, 2003		Dec. 31, 2003
	(Originally reported)	Restatements	(Restated)

Revenues (Note 5)	$16,133,652	$(15,193.,905)	$939,747
Cost of revenues	15,722,885	(14,774,395)	948,490

Gross Margin	410,767	(419,510)	(8,743)

Operating Expenses
Marketing and selling	387,769	(8,031)	379,738
Product development	28,617	(70)	28,547
General and administrative	1,478,913	(631,900)	847,013
Loss on write-off of capitalized lease		121,366	121,366
Total Operating Expenses	1,895,299	(518,635)	1,376,664

Loss from Operations	(1,484,532)	99,125	(1,385,407)

Interest expense, net	(85,941)	(5,623)	(91,564)
Gain on extinguishments of debt	24,872		24,872

Total other expenses	(61,069)	(5,623)	(66,692)

Income (loss) from continuing operations	(1,545,601)	93,502	(1,452,099)

Loss from discontinued operations	-	(93,502)	(93,502)

Net loss	(1,545,601)	-	(1,545,601)

Dividends attributable to preferred stock	(39,025)	-	(39,025)

Loss attributable to common stockholders	$(1,584,626)	$-	$(1,584,626)

Share information
Basic net loss per common share	$(0.05)	$-	$(0.05)

Basic weighted average number
of common shares outstanding	33,751,508	-	33,751,508

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had negative working capital of $4,207,570 and stockholders' deficit of $3,717,269 and had previously incurred net losses of $(4,020,536) and $(1,584,626) for the years ended December 31, 2004 and 2003. The Company is also in default of approximately $1,200,000, of loans and notes payable all of which are payable on demand as a result of such defaults. These factors, among others, indicate that the Company's continuation as a going  concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Revenue Recognition

Product sales are recognized when products are shipped. Although the Company warrants its products, it is unable to estimate the future costs relating to warranty expense and, as such, recognizes warranty expenses as incurred. Revenues for PPSI's group purchasing service (GPO) are recognized using the “net” sales method of  revenue reporting.

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

Note 5. Concentrations

The Company purchased 99% of its pharmaceutical drugs for its group purchasing service (GPO) from one vendor. This supplier is not a related party as defined in SFAS 57. The arrangement requires the Company to pay for the drugs within forty five days after the respective period month-end.

The Company maintains a corporate group purchasing sales arrangements with an affiliated company, Pharmacy Services, Inc. (PSI), which is a related party as defined in SFAS 57. This related party is a private company wholly owned by the President of Univec, Inc. The president of Univec, Inc. is also a significant shareholder of Univec, Inc. The Company, through its wholly owned subsidiary Physicians and Pharmaceutical Services, Inc. (PPSI) operates the GPO. PSI pays PPSI at group purchasing prices. PSI paid $19,046,224 for pharmaceutical drugs to PPSI during 2004. PSI must pay the Company for such goods within thirty days of the appropriate month-end. PSI pays the Company a specified price, which is based on the cost of the drugs as determined by the Company’s market experience with its non-related providers.

Revenue Recognition

As a result of the differing circumstances related to the Company’s manufacture, procurement, distribution and physician sampling programs, diverse financial accounting methods are utilized to recognize the revenue from its various financial sources.

The Company utilizes the “gross” sales method of recognizing the amount of revenue from its syringe manufacturing and specialty pharmaceutical drug product sales. This method is influenced by several factors as defined by EITF 99-19, which the Company’s market agreements indicate to be in accordance with the gross sales method. The most significant factor under these agreements include the Company’s retention of the inventory’s risk of loss for these products.

The GPO and physician sampling programs use the “net” method of revenue recognition (see Note # 2). However, the Company rather than the supplier is the primary credit obligor in these arrangements.

The details of the Company’s total revenue, payments for revenue, cost of goods sold and gross margin are as follows:

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year End Dec. 31	Year End Dec. 31
	2004	2004	2004	2004	2004	2003
Total revenue	$4,208,323	$4,530,029	$3,369,986	7,340,050	$19,448,388	$15,714,142
Payments for revenue	(4,149,128)	(4,382,663)	(3,273,858)	(7,314,912)	(19,120,561)	(14,774,395)

Net revenue	59,195	147,366	96,128	25,138	327,827	939,747

Cost of goods sold	(25,337)	(23,147)	(31,939)	(48,510)	(128,933)	(948,490)

Gross margin	$33,858	$124,219	$64,189	$(23,372)	$198,894	$(8,743)

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

6. Marketable Securities

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

7. Inventories

Inventories consisted of the following:

Raw materials	$152,252
Work-in-process	89,740
Finished goods	62,886
304,878
Less: allowance for valuation	(125,000)
$179,878

The Company provided a $75,000 and $50,000 valuation allowance in 2004 and 2003, respectively.

8. Fixed Assets

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

9. Notes and Loans Payable

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

10. Due to Affiliated Companies

Due to affiliated companies, owned by the chief executive officer of the Company, on demand, with interest at 10%, per annum.

11. Loans Payable - Officer/Directors

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

12. Income Taxes
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

13. Commitments and Contingency

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

14. Litigation Reserve

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

15. Stockholders' Equity

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

16. Stock Option Plans

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

17. Revenues

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

Note 18, Discontinued Operations

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

21. Selected Quarterly Financial Data - 2004 and 2003 (Unaudited)

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Assets
Cash	$29,443	$8,024	$49,162	$852
Marketable securities	36,349
Accounts receivable	3,123,493	1,628,446	1,508,933	1,472,635
Inventories	179,878	269,672	301,913	295,248
CDs - restricted	340,407	335,000	335,000
Other current assets	46,630	83,341	96,297	124,888
Total current assets	3,756,200	2,324,483	2,291,305	1,893,623
Fixed assets - net	622,685	894,802	542,401	587,598
Goodwill		1,774,119	2,328,662	2,328,662
Other assets	79,468	83,475	6,000	6,000
Total assets	$4,458,353	$5,076,879	$5,168,368	$4,815,883

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$4,380,826	$2,946,251	$2,877,647	$2,762,038
Deferred payroll	1,271,488	1,092,697	1,261,588	1,064,292
Notes and loans pay
- current	1,472,163	1,065,795	350,872	166,376
Loans payable –
officers/directors	260,493	260,493	270,493	270,493
Due to affiliated
companies	578,800	504,643	663,452	328,017
Total current liabilities	7,963,770	5,869,879	5,424,052	4,591,216
Notes and loans
payable - long-term	211,852	696,814	409,051	497,033
Total liabilities	8,175,622	6,566,693	5,833,103	5,088,249
Stockholders’ deficit
Preferred stock – D	125	104	104	104
Preferred stock – E	1	1	1	1
Common stock	45,619	38,628	37,872	37,872
Additional paid-in
capital	10,977,627	10,690,639	10,661,408	10,661,408
Treasury stock	(28,291)	(28,291)
Stock subscription	(210,000)
Accumulated deficit	(14,502,350)	(12,190,895)	(11,364,120)	(10,971,751)
Total stockholders'
deficit	(3,717,269)	(1,489,814)	(664,735)	(272,366)
Total liabilities and
stockholders deficit	$4,458,353	$5,076,879	$5,168,368	$4,815,883

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Assets
Cash	$11,821	$5,968	$7,738	$54,823
Accounts receivable	1,273,322	61,308	72,820	163,851
Inventories	291,715	448,438	457,021	459,480
Other current assets	147,635	157,422	137,832	129,301
Total current assets	1,724,493	673,136	675,411	807,455
Fixed assets - net	633,536	573,011	620,714	665,887
Goodwill	2,328,662	2,328,662	2,328,662	2,328,662
Other assets	6,000	46,691	55,581	55,581
Total assets	$4,692,691	$3,621,500	$3,680,368	$3,857,585

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$2,571,528	$1,397,920	$1,388,157	$1,322,089
Deferred payroll	922,899	681,047	582,167	502,262
Notes and loans pay
- current	177,663	412,997	418,545	423,093
Loans payable –
officers/directors	216,493	200,419	112,419	4,419
Due to affiliated
companies	235,734	133,224	54,037	45,645
Total current liabilities	4,124,317	2,825,607	2,555,325	2,297,508
Notes and loans
payable - long-term	505,739	403,246	403,246	403,246
Total liabilities	4,630,056	3,228,853	2,958,571	2,700,754
Stockholders’ deficit
Preferred stock – A				1
Preferred stock – B			1	1
Preferred stock – C			1	1
Preferred stock – D	104	104	104	104
Preferred stock – E	1	1
Common stock	35,169	34,366	33,616	33,616
Additional paid-in
capital	10,506,007	10,410,745	10,294,788	10,294,785
Treasury stock
Stock subscription
Accumulated deficit	(10,478,646)	(10,052,569)	(9,606,713)	(9,171,677)
Total stockholders'
deficit	62,635	392,647	721,797	1,156,831
Total liabilities and
stockholders deficit	$4,692,691	$3,621,500	$3,680,368	$3,857,585

Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2004	Dec. 31, 2004	Sept. 30, 2004	Sept. 30, 2004	June 30, 2004	June 30, 2004	March 31, 2004
Revenues	$327,827	$31,658	$296,169	$99,631	$196,538	$171,688	$24,850
Cost of revenues	(128,933)	(71,997)	(56,936)	(33,861)	(23,075)	(38,511)	15,426
Gross margin	198,894	(40,339)	239,233	65,770	173,463	133,177	40,286
Operating expenses
Marketing and selling	(123,400)	(7,986)	(115,414)	14,052	(129,466)	(5,328)	(124,138)
Product development	(28,871)	(609)	(28,262)	(25,530)	(2,732)	(1,886)	(846)
General & administrative	(1,772,246)	(457,965)	(1,314,281)	(393,881)	(920,400)	(486,329)	(434,071)
Loss on write-off of
goodwill	(1,774,119)	(1,774,119)
Total operating expenses	(3,698,636)	(2,240,679)	(1,457,957)	(405,359)	(1,052,598)	(493,543)	(559,055)
Loss from operations	(3,499,742)	(2,281,018)	(1,218,724)	(339,589)	(879,135)	(360,366)	(518,769)
Other income (expense)
Interest expense, net	(108,092)	(23,288)	(84,804)	(38,424)	(46,380)	(32,003)	(14,377)
Gain on extinguishment
of debt	144,819	64,225	80,594	40,554	40,040	0	40,040
Other income (expense)	47,795	47,795
Total other income
(expense)	84,522	88,732	(4,210)	2,130	(6,340)	(32,003)	25,663
Loss from continuing
operations	(3,415,220)	(2,192,286)	(1,222,934)	(337,459)	(885,475)	(392,369)	(493,106)
Loss from discontinued
operations
Discontinued operating
losses	(8,260)		(8,260)	(8,260)
Loss on sale of
subsidiary	(597,056)	(116,000)	(481,056)	(481,056)
Net loss	(4,020,536)	(2,308,286)	(1,712,250)	(826,775)	(885,475)	(392,369)	(493,106)
Dividends attributable to
preferred stock	(35,921)	(8,721)	(27,200)	(8,650)	(18,550)	(9,275)	(9,275)
Loss attributable to
common stockholders	($4,056,457)	($2,317,007)	($1,739,450)	($835,425)	($904,025)	($401,644)	($502,381)

Basic net loss per share	($0.11)	($0.06)	($0.05)	($0.02)	($0.02)	($0.01)	($0.01)
Basic weighted avg	38,510,467	39,393,090	37,394,433	38,244,097	36,952,559	37,871,795	35,331,157
number common
shares outstanding

Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2003	Dec. 31, 2003	Sept. 30, 2003	Sept. 30, 2003	June 30, 2003	June 30, 2003	March 31, 2003
Revenues	$939,747	$296,642	$643,105	$234,698	$718,617	$197,866	$520,751
Cost of revenues	(948,490)	(366,830)	(581,660)	(247,832)	(644,038)	(262,916)	(381,122)
Gross margin	(8,743)	(70,188)	61,445	(13,134)	$74,579	(65,050)	139,629

Operating expenses
Marketing and selling	(379,738)	(16,008)	(363,730)	(109,061)	(254,669)	(119,289)	(135,380)
Product development	(28,547)	(5,544)	(23,003)	(2,850)	(20,153)	(15,530)	(4,623)
General & administrative	(847,013)	(228,882)	(618,131)	(206,054)	(412,077)	(242,824)	(169,253)
Loss on write-off of
capitalized lease	(121,366)		(121,366)		(121,366)		(121,366)
Total operating expenses	(1,376,664)	(250,434)	(1,126,230)	(317,965)	(808,265)	(377,643)	(430,622)
Loss from operations	(1,385,407)	(320,622)	(1,064,785)	(331,099)	(733,686)	(442,693)	(290,993)
Other income (expense)
Interest expense, net	(91,564)	(14,516)	(77,048)	(27,501)	(49,547)	(20,108)	(29,439)
Gain on extinguishment
of debt	24,872	24,872
Total other income
(expense)	(66,692)	10,356	(77,048)	(27,501)	(49,547)	(20,108)	(29,439)
Loss from continuing
operations	(1,452,099)	(310,266)	(1,141,833)	(358,600)	(783,233)	(462,801)	(320,432)
Loss from discontinued
operations
Discontinued operating
income (losses)	(93,502)	(117,809)	24,307	4,450	19,857	27,765	(7,908)
Net loss	(1,545,601)	(428,075)	(1,117,526)	(354,150)	(763,376)	(435,036)	(328,340)
Dividends attributable to
preferred stock	(39,025)	(9,704)	(29,321)	(8,811)	(20,510)	(10,255)	(10,255)
Loss attributable to
common stockholders	($1,584,626)	($502,810)	($1,081,816)	($362,961)	($718,855)	($495,291)	($338,595)

Basic net loss per share	($0.05)	($0.02)	($0.03)	($0.01)	($0.02)	($0.01)	($0.01)
Basic weighted avg	33,751,508	33,298,675	33,421,349	33,790,008	32,307,211	33,616,095	32,847,588
number common
shares outstanding

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six MonthsEnded	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Cash flows from operating activities
Net loss	($4,020,536)	($1,712,250)	($885,475)	($493,106)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719	489,316
Depreciation and amortization	189,008	135,686	91,135	45,938
Write-off of equipment	57,295
Valuation allowance for inventories	75,000
Stock based compensation	4,000
Loss (gain) on cancellation of capital lease	(2,894)
Gain on extinguishment of debt	(98,547)	(80,594)	(40,040)	(40,040)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net of
effects from sale of TWT
Accounts receivable	(506,983)	(367,110)	(235,611)	(199,313)
Inventories	17,698	2,904	(10,198)	(3,533)
Other current assets and other assets	(3,320)	(104,130)	51,338	28,332
Accounts payable and accrued expenses	713,610	674,430	306,120	228,872
Deferred payroll	619,631	440,840	496,793	299,497
Net cash used in operating activities	(747,984)	(520,908)	(225,938)	(133,353)
Cash flows from investing activities
Purchases of fixed assets (net of capitalized	(397,068)	(397,068)
Increase in restricted cash	(340,407)	(335,000)	(335,000)
Cash used in sale of subsidiary (net of notes and
other payables in 2004)	(5,670)	(92,977)
Net cash used in investing activities	(743,145)	(825,045)	(335,000)	0

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses	1,104,344	1,184,623	140,585
Increase in due to affiliated companies	567,193	270,883	429,693	92,283
Increase in loans payable - officers/directors	54,000	54,000	54,000	54,000
Proceeds from sale of stock	50,000
Payments on notes and loans payable	(242,386)	(167,350)	(25,999)	(23,899)
Payments of capitalized lease obligations	(21,232)
Dividends converted to proferred stock	(3,168)
Net cash provided by financing activities	1,508,751	1,342,156	598,279	122,384

Net increase (decrease) in cash	17,622	(3,797)	37,341	(10,969)
Cash, beginning of period	11,821	11,821	11,821	11,821
Cash, end of period	$29,443	$8,024	$49,162	$852

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six MonthsEnded	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 30, 2003
Cash flows from operating activities
Net loss	($1,545,601)	($1,052,495)	($698,345)	($213,309)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	165,511	144,278	96,575	51,402
Valuation allowance for inventories	45,000	45,000	50,000
Stock based compensation	14,400
Issuance of common stock and options for services	22,000	22,000
Loss (gain) on cancellatioin of capital lease	121,366
Gain on extinguishment of debt	(24,872)
Changes in assets and liabilities
Accounts receivable	(2,293,183)	274,005	262,493	171,462
Inventories	128,413	21,690	8,107	5,648
Other current assets and other assets	7,727	(42,751)	(17,051)	(23,520)
Accounts payable and accrued expenses	2,547,614	(6,526)	(9,288)	(50,359)
Deferred payroll	536,934	295,081	196,201	116,296
Escrow deposits	(10,000)
Net cash used in operating activities	(284,691)	(299,718)	(111,308)	57,620
Cash flows from investing activities
Purchases of fixed assets	(1)
Net cash used in investing activities	(1)

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses	178,453	179,452	51,375	18,200
Increase in due to affiliated companies	71,870	112,579	18,392
Increase in loans payable - officers/directors	230,419	200,419	112,419	5,019
Proceeds from sale of stock	20,000	20,000
Payments on notes and loans payable	(229,364)	(144,985)	(114,150)	(77,026)
Payments of capitalized lease obligations	(62,125)	(149,039)	(36,250)	(36,250)
Net cash provided by financing activities	209,253	218,426	31,786	(90,057)

Net increase (decrease) in cash	(75,439)	(81,292)	(79,522)	(32,437)
Cash, beginning of period	87,260	87,260	87,260	87,260
Cash, end of period	$11,821	$5,968	$7,738	$54,823