Form 10KSB
period 2005-12-31
UNIVEC INC
filed 2006-09-13
CIK 1029825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2005

/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______ to _______

Commission file number: 0-22413

UNIVEC, INC.
(Name of Small Business Issuer in its Charter)

Delaware	11-3163455
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

822 Guilford Avenue, Suite 208, Baltimore, MD 21202
(410) 347-9959
(Address and telephone number of principal executive office)

Former address: 4810 Seton Drive, Baltimore, MD 21215
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

Revenues for the issuer's most recent fiscal year were $81,398.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on December 31,
2005 was $1,144,602.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2005 the issuer had 57,230,128 shares of common stock, $.001 par value, outstanding.

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

In addition, Univec has developed a Bifurcated Needle Safety Syringe specifically designed to comply with the Federal Needlestick Safety and Prevention Act of the United States government. Univec has been granted 510(k) clearance by the FDA. The device is intended for use in administering smallpox vacines in response to potential bio-terrorist threats. The Needlestick Safety mandate requires all U.S. healthcare providers to evaluate and implement safer medical devices under their OSHA "Exposure Control Plans". All healthcare providers must now adopt safer devices to protect workers and others from needles potentially contaminated with blood borne pathogens such as hepatitis B, hepatitis C, and HIV.

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

Problems Associated With Traditional Disposable Syringes

In developing countries, accidental or deliberate reuse of disposable syringes poses a serious risk of transmitting HIV-AIDS, hepatitis and other blood-borne pathogens. Relief agencies, including UNICEF and WHO, administered almost a billion immunizations to women and children through immunization programs in developing countries in 1998 and anticipate administering 3.5 billion immunizations by 2005. WHO reported that surveys carried out in four of its six regions indicated that up to a third of immunization injections were not sterile. Immunization injections account for less than 10% of injections administered within the health sector. The United Nations estimates that more than half of all non-immunization injections in developing countries are unsafe. According to WHO, an estimated 40.0 million adults and children worldwide are infected with HIV, 90% of who live in developing countries.

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

Production

Univec's lcc locking syringes are being assembled by contract manufacturers in the United States and foreign countries. (See Item 1, "Description of Business" and Item 3 "Legal Proceedings" for the current status of the Company's business. The United States manufacturers also mold the Company's proprietary syringe plungers. Univec owns stamping, assembly, and molding equipment at its U.S. contract manufacturer. Univec relocated its clip plunger assembly production facility designed to produce 1cc AD-Syringes from Farmingdale, New York to Baltimore, Maryland during July 2003. These assemblies are shipped to our contract manufacturers to produce Auto-Disable Syringes.

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

In March 2001, Univec exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. Univec is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 previously paid. As of December 31, 2005, Univec has sold only an insignificant amount subject to royalties under this agreement.

In July 2000, Univec received FDA approval of the sliding sheath syringe and began to manufacture and market this product in 2001.

In August 2000, Univec entered into a licensing agreement providing for the non-exclusive, worldwide use of Univec patents for the manufacturing, use and marketing of its auto-disable syringes through the period any patents are still in effect, providing for royalties on sales and for the sale of equipment necessary to manufacture the product. In accordance with this agreement, Univec has earned royalties of $0 and $30,284 for the years ended December 31, 2005 and 2004, respectively.

In 2003 the Company assigned certain patents to a creditor in payment of an amount due and also assigned the future royalties under the auto-disable syringe licensing agreement. The Company has licensed back the rights under these patents to market and manufacture in North America.

In 2004 the Company applied for and received a Provisional Patent from the U.S. Patent and Trademark Office on September 21, 2004, the Patent #60/611,670 and Foreign Filing License Granted October 15, 2004, code US60/611,670. However, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States, and accordingly, patent protection in such countries may be different from patent protection provided by United States laws. In brief description, a medical device with a sliding sheath to protect caregivers in the dental and the cosmetic market.

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

Government Regulation

The manufacture and distribution of medical devices are subject to extensive regulation by the FDA in the United States, and in some instances, by foreign and state regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under (collectively, the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, a manufacturer must obtain FDA permission to market through either the 510(k) pre-market notification process or the costlier, lengthier and less certain pre-market approval ("PMA") application process. With the 510(k) notification, the Company may sell its 1cc locking clip syringe in the United States, subject to compliance with other applicable FDA regulatory requirements. As a Class II device, performance standards may be developed for the 1cc locking clip syringe which the product would then be required to meet. Failure to meet standards for effectiveness and safety could require the Company to discontinue the manufacturing and/or marketing of the product in the United States. Furthermore manufacturers of medical devices are subject to record-keeping requirements and required to report adverse experiences relating to the use of the device. Device manufacturers are also required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies.

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

Research and Development

For the years ended December 31, 2005 and 2004, Univec expended $3,802 and $28,871, respectively, on product development expenses.

Employees

As of December 31, 2005, Univec employed four persons, including two full time in sales and marketing, one full time in financial administration, and one full time in production. None of Univec's employees is covered by a collective bargaining agreement.

As of December 31, 2005, PPSI had no employees, but utilizes outside marketing representatives and consultants for marketing and employees of affiliated companies, owned by a stockholder/officer of the Company, to provide certain administrative services. These expenses, together with other expenses, have not been allocated between these companies.

Item 2. Description of Property.

Univec occupied a production facility, warehouse, administrative, and executive offices in Baltimore, MD (comprised of approximately 22,000 square feet of space) pursuant to a lease that expired on July 15, 2004 with ten (10) renewable one (1) year option terms which are automatically renewable by Univec. Rental expense for the space is $72,000 per annum plus certain common charges, maintenance costs and real estate taxes, subject to a maximum increase of 3% for each three year term. The lease on this facility was terminated on February 6, 2006.

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

Item 4. Submission of Matters to Vote of Security Holders

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

Set forth below are the high and low closing sale prices for the Common Stock on the over-the-counter bulletin board from January 1, 2004 through December 31, 2005 and the first quarter of 2006.

Common Stock
("UNVC")
Quarter Ended	High	Low

March 31, 2004	$ 0.150	$ 0.090
June 30, 2004	$ 0.120	$ 0.070
September 30, 2004	$ 0.090	$ 0.060
December 31, 2004	$ 0.110	$ 0.040
March 31, 2005	$ 0.120	$ 0.080
June 30, 2005	$ 0.110	$ 0.030
September 30, 2005	$ 0.050	$ 0.020
December 31, 2005	$ 0.040	$ 0.020
March 31, 2006	$ 0.020	$ 0.020

(1) As of December 31, 2005, there were 120 holders of record of the Common Stock.

(2) During the fiscal year ended December 31, 2005, Univec sold unregistered securities to a limited number of persons in transactions exempt from the registration requirements of the Securities Act, as described below. Except as indicated, there were no underwriters involved in the transactions, and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about Univec, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

1. On January 10, 2005, the Company issued 698,893 shares of common stock to officers of the Company in exchange for payroll earned of $35,364. During March 2005, another 250,000 common shares were issued to an officer in exchange for payroll earned of $20,400.

2. On January 10, 2005, the Company issued 339,087 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $17,158.

3. On January 20, 2005, the Company issued 804,688 common shares to a preferred stockholder in exchange for 30 shares of Series E preferred stock and unpaid dividends worth an aggregate of $32,188.

4. During March 2005, the Company sold 350,000 common shares to independent investors for $35,000.

5. On March 9, 2005, the Company sold 20,833 Series D Preferred shares for $50,000.

6. On April 6, 2005, the Company issued 1,386,527 common shares to a preferred stockholder in exchange for 70 shares of Series E preferred stock and unpaid dividends worth an aggregate of $5,843.

7. On June 28, 2005, the Company issued 1,896,970 shares of common stock to two officers in exchange for operating expenses incurred by them but not previously paid.

8. On June 29, 2005, the Company issued 1,500,000 shares of common stock to an independent marketing consultant in exchange for fees not paid of $45,000.

9. On June 30, 2005, the Company issued 1,286,082 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $42,441.

10. On June 30, 2005, the Company converted $70,000 of notes payable to an affiliated company owned by an executive officer in exchange for 2,333,333 shares of common stock.

11. On October 10, 2005, the Company issued 1,169,850 shares of common stock to an officer/director of the Company in exchange for benefits not taken of $12,868.

Item 6. Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with Univec, Inc's ("Univec", "we" or "our"), consolidated financial statements,including the notes thereto, appearing elsewhere in this report.

Condensed Consolidated Results of Operations

	2005	2004	Change

Revenues	$81,398	$327,827	(75%)

Cost of Revenues	13,836	128,933	(89%)

Gross Margin	67,562	198,894	(66%)

Expenses:

Marketing and Selling
Expense	233,990	123,400	90%
Product Development	3,802	28,871	(87%)
General and
Administrative	1,518,840	1,772,246	(14%)
Interest Expense, Net	200,019	108,092	85%
Gain on Extinguishment
of Debt		(144,819)	-
Loss on write-off of
Goodwill		1,774,119	-
Other Income		(47,795)	-

Total Continuing Expenses	1,956,651	3,614,114	(46%)

Discontinued Operations		(8,260)	-
Loss on sale of Subsidiary		(597,056)	-

Net Loss	$(1,889,089)	$(4,020,536)	(53)%

Sales within PPSI’s GPO comprised 50% of the total sales for 2005. The GPO program utilizes the “net” method of revenue recognition.
A breakdown of revenues and cost of revenues for 2005 between the Company and its wholly-owned subsidiary, PPSI, are as follows:

	Univec	PPSI	Total
Revenue	$40,793	$40,605	$81,398
Cost of Revenues	13,836		13,836

Gross Margin	$26,957	$ 40,605	$ 67,562

The Company has its focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Sales within PPSI’s GPO program utilizing the “net” revenue recognition comprised 50% and 82% of the total revenue for 2005 and 2004, respectively.
Gross profit for the year ended December 31, 2005 increased to 83% from 61% in 2004. Gross profit based on product sales for 2005 decreased to $67,562 as  compared to $198,894 in 2004. The reduced gross profit is primarily due to the lower sales revenue and lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our 1cc clip syringe.  The reduction of syringe gross profit is largely the result of decreased sales volume. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and our 2004 financings.

As a result of the acquisitions of PPSI, we have broadened our pharmaceutical product distribution base. We anticipate increases in sales on a period by period basis from PPSI if we can increase our market penetration in these areas. However, during 2005 our largest CPO customer was unable to renew a significant contract, which resulted in a significant loss of sales by PPSI.

Marketing and selling costs in 2005 increased $110,590 (90%) from 2004. This increase is attributable primarily to increases in compensation and consulting costs, which were as a result of our increased efforts to increase corporate revenues.

Product development expense for 2005 decreased by $25,069 (87%) as compared to 2004. This decrease was the result of reduced expenditures for product design and engineering costs, which were curtailed until financing became available to market a new medical syringe with a sliding sheath to protect caregivers in the dental and the cosmetic market.

General and administrative expenses for the year ended December 31, 2005 decreased $253,406 (14%) as compared to 2004. This decrease is due primarily to reductions in compensation, insurance, equipment costs and securities maintenance expenses offset in part by increases in professional fees and travel costs.

Interest expense for the year ended December 31, 2005 increased by $91,927 (85%) as compared to 2004 primarily as a result of increased debt outstanding during 2005.

Other income for the year ended December 31, 2004 included $36,349 gain on the sale of marketable securities plus $11,446 gain on the sale of equipment.

Net loss for 2005 decreased by $2,131,447 (53%) primarily due to the 2004 nonrecurring $1,774,119 write-off of goodwill and a 2004 loss of $597,056 on the sale of a subsidiary. The subsidiary was sold during August 2004 in order to reduce fixed costs associated with its operation. Without considering the 2004 nonrecurring loss on the write-off of goodwill, the 2004 loss on the sale of a subsidiary and the offsetting 2004 gain on extinguishment of debt of $144,819, the Company’s net loss before non-recurring items increased by $94,909. This increased portion of the Company’s net loss was primarily related to the $131,332 reduction in gross profit.

Liquidity and Capital Resources

The working capital deficit of $4,207,570 at December 31, 2004, increased to a deficit of $5,072,075 at December 31, 2005. This reduction of working capital is primarily attributable to the Company’s $1,889,089 net loss. However, net decreases in accounts receivable and increases in deferred compensation were partially offset by decreases in accounts payable and accrued expenses and also by a decrease in total loans payable. All of these factors contributed to the overall decrease in working capital.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had negative working capital of $5,072,075 and a stockholders' deficit of $4,855,528 and incurred net losses of $(1,889,089) and $(4,020,536) for the years ended December 31, 2005 and 2004, respectively. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
Management is currently seeking additional investment capital to support its entrance intonew business ventures and provide the capital needed to operate.

Net cash used in operating activities decreased by $428,502 (57%) to $319,482 for theyear ended December 31, 2005 from 2004, primarily due to the continued net loss.

Net cash provided by investing activities of $326,907 resulted from the redemption of restricted cashdeposits, which was partially offset by the purchase of fixed assets during 2005.

Net cash used in financing activities increased by $1,544,628 (102%) to $(35,877) for 2005 from $1,508,751 provided during 2004. This increase in net cash used in financing activities resulted from a decrease in aggregate borrowings of $1,363,827 and an increase in aggregate repayments of borrowings of approximately $218,969. There was also an $85,000 non-recurring sale of securities during 2005.

Although revenue decreased as a result of the 2005 PPSI GPO operations for the year ended December 31, 2005, we continued to market our safety syringes. We suffered from a serious shortage of working capital, which resulted in the Company’s limited ability to market and sell its products.

In July 2004, the Company borrowed an aggregate of $1,000,000 from a city development agency,a state development agency and a stockholder. These proceeds provided us with resources to acquire equipment, refinance an equipment capital lease and for working capital to enable us to continue to implement our business strategy. The proceeds from the above loans and our designation as a minority business enterprise (MBE) should increase our marketing service capabilities to pharmaceutical companies and to develop new products.

Unless we introduce new products or increase our market share Univec’s management anticipates that operations will generate a negative cash-flow during our next fiscal year, but there can be no certainty this will occur.

The relatively low trading price and volume of our common shares hampers our ability to raise equity capital. There is no assurance that any such equity financing will be available to the Company or on terms we deem favorable. Management will continue its efforts to obtain debt and/or equity financing.

Significant Estimates

Univec's business plan upon acquiring PPSI was to fully utilize each other's capabilities to increase their sales and profitability. Although a shortage of cash flow has slowed the plan, management has reviewed the carrying amount of goodwill and fixed assets. We have considered all the circumstances, specifically the fair value based on current and anticipated future undiscounted cash flows. In addition, as part of our relocation strategy, various production equipment is being reevaluated. During 2004, the Company determined that the goodwill with a carrying value of $1,774,119 had been fully impaired and has written-off the entire balance.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements. Financial Accounting Standards Board Statement # 123R Stock Based Compensation is not expected to have a material effect on the
Company’s financial statements.

Major Customer

For the year ended December 31, 2005, our largest customer was a company owned by our chief executive officer. We intend to reduce our reliance on this customer through expanding sales to other parties.

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including market acceptance of Univec's products, timely development and acceptance of new products, impact of competitive products, development of an effective organization, interruptions to production, and other risks detailed from time to time in Univec's SEC reports and its Prospectus dated April 24, 1997 (as supplemented by the Prospectus Supplement dated April 29, 1997) forming a part of its Registration Statement on Form SB-2 (File No.333-20187), as amended, which was declared effective by the Commission on April 24, 1997.

Item 7. Financial Statements.

The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

A Form 8-K was filed on June 13, 2005 and amended by two Forms 8-K/A filed on August 1, 2005 and January 11, 2006. These filings reported the resignation of the Company’s principal registered independent public accounting firm. Further, the Registrant reported that the auditor’s report for the previously issued Form 10-KSB for the year ended December 31, 2003 could no longer be relied upon. Also, the former principal registered independent public accounting firm has informed the Registrant that it may no longer rely upon review reports issued for all Form 10-QSB for all quarters starting with the quarter-ended March 31, 2003 through the quarter-ended September 30, 2004.

The Company did file a Form 10-KSB amendment on January 11, 2006. This report bore a qualification as to the Company’s ability to continue as a going concern.

Item 8A CONTROLS AND PROCEDURES

(a) Explanation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date before December 31, 2005 (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared.

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

Name	Age	Position
Dr. David Dalton	57	Chief Executive Officer, President and a Director
S. Robert Grass	72	Chairman of the Board of Directors
William Wooldridge	60	Director
Raphael Langford	61	Chief Operating Officer and Executive Vice President
Michael Lesisko	56	Treasurer, Secretary and Chief Financial Officer

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

Raphael Langford has been Chief Operating Officer of the Company since April 2003. Prior to April 2003, Mr. Langford was the Executive Director of the National Foundation of Women Legislators. Mr. Langford served as liaison to Federal and State elected officials. Mr. Langford has over thirty-five years experience in senior management positions with AT&T, Inc., Norton Simon, Inc. and other telecommunications entities. Mr. Langford is a past president and past Chief Executive Officer of Olympic International, Inc. This company is an international broker and manufacturing network of raw materials to third world countries.

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

Meetings of the Board of Directors and Information Regarding Committees

The Board of Directors has two standing committees, an Audit Committee and a Compensation Committee. On June 21, 2005, William Wooldridge was elected to the Audit Committee. The duties of the Audit Committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of Univec, and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. TheAudit Committee held two meetings in 2005. On October 14, 2005, Mr. S. Robert Grass was elected to the Compensation Committee. There was one meeting of the Compensation Committee in 2005.

The Board of Directors held seven meetings in 2005, which included special telephonic meetings. All Directors attended at least 75% of the total number of Board meetings and meetings of committees on which they served during the period they served thereon during 2005.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires Univec's Officers, Directors and persons who own more than ten percent of a registered class ofUnivec's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish Univec with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports received by Univec and written representations from such persons concerning the necessity to file such reports, Univec is not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2005.

Item 10. Executive Compensation.

The following table sets forth the compensation awarded to, earned by or paid to Univec's Chief Executive Officer and each other executive officers of the Company whose salary and bonus for the two years ended December 31, 2005 exceeded $100,000.

		Annual Compensation		Long-Term Compensation
			Other Annual	Securities
Name and Principal Position	Year	Salary	Compensation	Underlying Options

Dr. David Dalton	2004	$396,000(1)	-	0 (1)
Chief Executive Officer and
President
	2005	$435,600(2)	-	0 (2)

(1) ) During 2004, Dr. David Dalton earned a salary of $396,000, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year.

(2) During 2005, Dr. David Dalton earned a salary of $435,600, plus life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year.

Employment Agreements

Dr. David Dalton provides the amount of time necessary to perform his corporate duties. Dr Dalton's salary was $435,600 for 2005, plus a bonus determined by the agreement of Dr. Dalton and the Compensation Committee. On each January 1, the base salary will be increased by an amount agreed upon by Dr. Dalton and the Compensation Committee. The agreement also provides Dr. Dalton with an option to purchase 2,000,000 shares of Common Stock at an exercise price of $.24 per share, vesting 500,000 shares on the first anniversary of the agreement, and an additional 41,667 shares vesting each month following the initial vesting date. The unexpired term of the agreement will be extended automatically by one year on each January 1 following the date of the agreement, such that the unexpired term of the agreement will at all times not be less than two years following each extension. The agreement provides for payment by Univec of annual premiums on a term life insurance policy with a face amount of $2 million. The agreement also provides for health and disability benefits, as well as an automobile lease and insurance allowance equal to $24,000 per year. Under the terms of the agreement, Dr. Dalton is entitled to a severance payment equal to his highest annual base salary during the term for the remainder of the term if the agreement is terminated by Dr. Dalton for good reason, or in the event of a change in control of Univec.

Stock Options

The following table contains information concerning the grant of stock options to Dr. David Dalton ( the "Named Executive Officer") during the fiscal year ended December 31, 2005.

	Number of Shares	Percent of Total Options
	Underlying Options	Granted to Employees in	Exercise Price	Expiration
Name	Granted	Fiscal Year	Per Share	Date
Dr. David Dalton	-	0%	$0.00	N/A

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table summarizes for Dr. Dalton the total number of shares acquired upon exercise of options during the year ended December 31, 2005, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at December 31, 2005, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2005. The value of the unexercised, in-the-money options at December 31, 2005, is the difference between their exercise or base price, and the fair market value of the underlying Common Stock on December 31, 2005. The closing bid price of the Common Stock on December 31, 2005 was $0.02.

	Shares Acquired Upon		Number of Securities		In-The-Money
	Exercise of Options		Underlying Unexercised		Options at
	During Fiscal 2005		Options at December 31, 2005		December 31, 2005
Name	Number	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Dr. David Dalton	None	None	3,083,342	416,658	$ -	$ -

Certain Transactions

At December 31, 2005, the following Deferred Payroll was payable to executive officers and other employees:

David Dalton, Chief Executive Officer and President	$1.291,600
Raphael Langford, Chief Operating Officer	205,169
Michael Lesisko, Secretary - Treasurer	181,442
1,678,211
Other employees	200,272
$1,878,483

At December 31, 2005, notes payable to companies owned by David Dalton, President, amounted to $815,510. These loans are the result of providing working capital to the Company.

At December 31, 2005, notes payable to David Dalton, President amounted to $100,000 and notes payable to S. Robert Grass, Chairman of the Board of Directors amounted to $208,300. These amounts were advanced to the Company at terms and rates similar to commercial bank provisions. The funds were provided to the Company for working capital operating needs.

On January 20, 2005, the Series E preferred stockholder exchanged 30 preferred shares plus $2,187 accrued dividends for 804,688 shares of Common Stock at $0.040 per share On April 6, 2005 this Series E preferred stockholder exchanged 70 preferred shares plus $5,843 accrued dividends for 1,386,527 shares of Common Stock at $0.0547 per share

On January 7, 2005, two executive officers exchanged a combined $52,879 of accrued payroll for 698,893 common shares at $0.075 per share. On March 13, 2006 an executive officer exchanged $29,892 of accrued payroll for 250,000 common shares at $0.120 per share These exchanges were authorized by the Company's Board of Directors on August 5, 2003.

On June 30, 2005, the Company's Chief Executive Officer exchanged $42,441 of employment Contract benefits for 1,286,082 common shares. On October 12, 2004, the Chief Executive Officer exchanged an additional $12,868 of employment contract benefits for 1,169,850 common shares. These exchanges were authorized by the Company's Board of Directors on August 5, 2003

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of December 31, 2005 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and each Named Executive Officer and (iii) all directors and officers as a group.

	Amount and Nature of Beneficial	Percentage of common Stock Beneficially
Name	Ownership (1)	Owned (2)

David Dalton (4)	24,816,320 (5)	40.82% (6)
S. Robert Grass (4)	1,065,951 (9)	1.83% (10)
William Wooldridge (4)	250,000 (13)	0.43% (14)
Raphael Langford (4)	3,366,667 (7)	5.73% (8)
Michael Lesisko (4)	2,640,668 (11)	4.49% (12)
All directors and executive
officers as a group (5 persons)	32,139,606 (3)(16)	50.29% (17)

Emerald Capital Partners LP	6,000,000	10.41% (15)

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above as of December 31, 2005 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Except as otherwise stated, calculated on the basis of 57,634,282 shares of Common Stock issued and outstanding on December 31, 2005.

(3) For purposes of this calculation, shares of Common Stock beneficially owned by more than one person have only been included once.

(4) Address is c/o the Company, 822 Guilford Avenue, Suite 208, Baltimore, Maryland 21202.

(5) Includes 3,166,676 shares issuable upon exercise of presently exercisable options.

(6) Calculated on the basis of 60,800,958 shares of Common Stock issued and outstanding.

(7) Includes 1,133,333 shares issuable upon exercise of presently exercisable options.

(8) Calculated on the basis of 58,767,615 shares of Common Stock issued and outstanding.

(9) Includes 312,501 shares issuable upon conversion of Series D Preferred Stock and 250,000 issuable upon exercise of presently exercisable options.

(10) Calculated on the basis of 58,196,783 shares of Common Stock issued and outstanding.

(11) Includes 1,166,667 shares issuable upon exercise of presently exercisable options.

(12) Calculated on the basis of 58,800,949 shares of Common Stock issued and outstanding.

(13) Includes 250,000 shares issuable upon exercise of presently exercisable options.

(14) Calculated on the basis of 57,884,282 shares of Common Stock issued and outstanding.

(15) Calculated on the basis of 57,634,282 shares of Common Stock issued and outstanding.

(16) Includes 6,279,177 shares issuable upon exercise of presently exercisable options.

(17) Calculated on the basis of 57,634,282 shares of Common Stock issued and outstanding.

Item 12. Certain Relationships and Related Transactions

During 2003, Univec received a line of credit from Dr. David Dalton, President and Chief Executive Officer, and S. Robert Grass, Chairman of the Board of prime plus 2%, per annum. This line of credit was issued under the same terms as an underlying line of credit which Dr, Dalton and Mr. Grass received from a commercial bank. As of December 31, 2005, the outstanding balance of this loan was $200,000.

During February 2004, Univec borrowed $50,000 from Mr. S. Robert Grass, Chairman of the Board of Directors, repayable on demand at prime plus 2%, per annum.

During the years ended December 31, 2005 and 2004, Univec has borrowed an aggregate of $873,904 from Pharmacy Services, Inc., Health Resources, Inc. and other companies all owned by Dr. David Dalton, President and Chief Executive Officer. These loans are repayable on demand at 10%, per annum. At December 31,2005 and 2004, the aggregate balance outstanding was $815,510 and $578,800, respectively.

During 2005, Pharmacy Services, Inc., a company owned by Dr. David Dalton, President and Chief Executive Officer, purchased goods which generated net revenue of $40,605 from PPSI's GPO (such goods had a cost of revenue of $9,895,436). This transaction represented 50% of total revenue.

PPSI shares office space and other administrative expenses with affiliated companies owned by Dr. David Dalton, the Chief Executive Officer of Univec. These expenses have not been allocated between the companies, but PPSI's portion would be insignificant.

______________________________________________________________________________________________________________
Item l3. Exhibits and Reports on Form 8-K.

A Form 8-K was filed on July 31, 2006, reporting the completion of a private placement of a $2,000,000 6% Note and Warrants Securities Purchase Agreement. The agreement allows the investor to purchase 10,000,000 common stock warrants for seven years at an exercise price of $0.02 each. The Note and Warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereto. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933.

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

(2) Incorporated by reference to the Registrant's Form 8K filed March 11,
2002.

(3) Incorporated by reference to the Registrant's Form 8K filed February 10,
2005.

(4) Incorporated by reference to the Registrant's Form 8K filed June 13,
2005.

(5) Incorporated by reference to the Registrant's Form 8K/A Amendment 2 filed January 11, 2006.

(6) Incorporated by reference from the Registrant's Registration
Statement on Form SB-2 (File No. 333-20187) declared effective on
April 24, 1997.

(7) Incorporated by reference from the Registrant's Periodic Quarterly
Report on Form 10-QSB for the fiscal quarter ended September 30,
2000.

(8) Incorporated by reference from the Registrant's Registration
Statement on Form S-3 (File No. 333-62261) declared effective
December 11, 1999.

(9) Incorporated by reference from Amendment No. 2 to the Registrant's
Registration Statement Form 10-S-3 (File 333-74199).

(10) Incorporated by reference to the Registrant's Annual Report on Form
10-KSB for the year ended December 31, 1998 (File No. 0-22413).

(11) Incorporated by reference from the Registrant's Post-Effective
Amendment No 1 on Form S-2 to Form S-3 (File No. 333-74199) declared effective on January 26, 2001.

(12) Incorporated by reference to the Registrant's Annual Report on Form
10-KSB for the year ended December 31, 2000 (File No. 0-22413).

(13) Filed herewith.

(b) Reports on Form 8-K filed during the fourth quarter 2005.

No Forms 8-K were filed during the fourth quarter 2005.

Item 14. Principal Accountant Fees and Services.

The following table presents the cost of Univec's principal accountants' fees and services for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Audit fees	$153,240	$110,261
Audit related fees	-	-
Tax fees	-	18,750
All other fees	-	-
Total	$153,240	$129,011

Univec's Audit Committee pre-approves the engagement of the principalaccountant and the estimated audit fee, by each category.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by theundersigned, thereunto duly authorized.

Dated: September 13, 2006

UNIVEC, INC.

By: s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on September 13, 2006 in the capacities indicated.

UNIVEC, INC.

Date: September 13, 2006	By:	/s/ Dr. David Dalton

Chief Executive Officer and a Director (Principal Executive Officer)

Date: September 13, 2006	By:	/s/ Michael Lesisko

Chief Financial Officer, Treasurer, Secretary

Date: September 13, 2006	By:	/s/ S. Robert Grass

Chairman and a Director

Date: September 13, 2006	By:	/s/ William Wooldridge

Director

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND FOR THE TWO YEARS THEN ENDED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Univec, Inc.

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring losses from operations, has negative working capital and has a total stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Abrams, Foster, Nole & Williams, P.A.
Baltimore, Maryland September 8, 2006	Abrams, Foster, Nole & Williams, P.A.
Title

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2005

ASSETS
Cash	$991
Accounts receivable	174,864
Inventories	193,325

Total current assets	369,180

Fixed assets, net	520,092
Other assets	64,638

Total assets	$953,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,598,524
Deferred payroll	1,878,483
Notes and loans payable - current	890,438
Loans payable - officers/directors - current	258,300
Due to affiliated companies	815,510

Total current liabilities	5,441,255

Notes and loans payable - long-term	318,183
Loans payable - officers/directors - long term	50,000

Total liabilities	5,809,438

Commitments and contingencies (Notes 3, 4, 12 and 13)

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $554,272)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $350,747)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	57,634
issued: 57,634,282 and outstanding: 57,230,128 shares
Additional paid-in capital	11,514,390
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(16,399,470)

Total stockholders' deficit	(4,855,528)

Total liabilities and stockholders' deficit	$953,910

See notes to consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2005 and 2004

	2005	2004

Revenues (Note 4)	$81,398	$327,827
Cost of revenues	13,836	128,933

Gross Margin	67,562	198,894

Operating Expenses
Marketing and selling	233,990	123,400
Product development	3,802	28,871
General and administrative	1,518,840	1,772,246
	1,756,632	1,924,517

Loss from Operations	(1,689,070)	(1,725,623)

Other Income (Expense)
Interest expense, net	(200,019)	(108,092)
Gain on extinguishments of debt	-	144,819
Loss on write-off of goodwill	-	(1,774,119)

Other income	-	47,795
Total other expenses	(200,019)	(1,689,597)

Loss from continuing operations	(1,889,089)	(3,415,220)

Loss from discontinued operations Loss on sale of subsidiary	- -	(8,260) (597,056)

Net loss	(1,889,089)	(4,020,536)

Dividends attributable to preferred stock	(34,844)	(35,921)

Loss attributable to common stockholders	$(1,923,933)	$(4,056,457)

Share information
Basic net loss per common share	$(0.04)	$(0.11)

Basic weighted average number
of common shares outstanding	52,729,533	38,510,467

See notes to consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2005 and 2004

							Additional			Prepaid		Total
	Series D Preferred		Series E Preferred		Common Stock		Paid-in	Treasury Stock		Consulting	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Services	Deficit	Equity

Balance, January 1, 2004	104,167	$104	492	$1	35,168,476	$35,169	$10,506,007				($10,478,646)	$62,635

Sale of Series D	20,833	21					49,979					50,000
Common stock issued for:
Cash
Consulting fees					6,000,000	6,000	234,000			($240,000)
Deferred payroll and accrued
expenses - officers					2,160,035	2,160	173,102					175,262
Loans payable - officers/directors					500,000	500	9,500					10,000
Sale of subsidiary							2,829	404,154	($28,291)			(25,462)
Convert Series E and dividends			(80)		1,790,341	1,790	(1,790)				(3,168)	(3,168)
Amortization										30,000		30,000
Options issued							4,000					4,000
Net loss											(4,020,536)	(4,020,536)

Balance, December 31, 2004	125,000	125	412	1	45,618,852	45,619	10,977,627	404,154	(28,291)	(210,000)	(14,502,350)	(3,717,269)

Sale of Series D	83,333	83					199,917					200,000
Common stock issued for:
Cash					350,000	350	34,650					35,000
Consulting fees					1,500,000	1,500	43,500					45,000
Deferred payroll and accrued
expenses - officers					5,640,882	5,641	185,189					190,830
Loans payable - affiliates					2,333,333	2,333	67,667					70,000
Loans payable - officers/directors
Convert Series E and dividends			(100)		2,191,215	2,191	5,840				(8,031)	0
Amortization										210,000		210,000
Net loss											(1,889,089)	(1,889,089)

Balance, December 31, 2005	208,333	$208	312	$1	57,634,282	$57,634	$11,514,390	$404,154	($28,291)	$0	($16,399,470)	($4,855,528)

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net loss	$(1,889,089)	$(4,020,536)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	-	1,774,119
Loss on sale of subsidiary	-	481,719
Depreciation and amortization	342,122	189,008
Write-off of equipment	-	57,295
Valuation allowance for inventories	-	75,000
Stock based compensation	-	4,000
Loss on cancellation of capital lease	-	(2,894)
Gain on extinguishment of debt	-	(98,547)
Gain on receipt of marketable securities	36,349	(36,349)
Other	-	(11,435)
Changes in assets and liabilities, net of
effects from sale of subsidiary -TWT
Accounts receivable	3,098,629	(506,983)
Inventories	(13,447)	17,698
Other current assets and other assets	45,431	(3,320)
Accounts payable and accrued expenses	(2,629,243)	713,610
Deferred payroll	689,766	619,631
Net cash used in operating activities	(319,482)	(747,984)

Cash flows from investing activities
Purchases of fixed assets	(13,500)	(397,068)
(Increase) decrease in restricted cash	340,407	(340,407)
Cash used in sale of subsidiary (net of notes and
other payables of $103,600)	-	(5,670)
Net cash used in investing activities	326,907	(743,145)

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses of $80,146 in 2004	-	1,104,343
Increase in due from affiliated companies	306,710	567,194
Increase in loans payable - officers/directors	55,000	54,000
Proceeds from sale of common stock	35,000	-
Proceeds from sale of preferred stock	50,000	50,000
Payments on notes and loans payable	(482,587)	(242,386)
Payments of capitalized lease obligations	-	(21,232)
Dividends converted to preferred stock	-	(3,168)
Net cash provided by financing activities	(35,877)	1,508,751

Net increase (decrease) in cash	(28,452)	17,622
Cash, beginning of period	29,443	11,821
Cash, end of period	$991	$29,443
Supplemental disclosure of cash flow information
Cash paid for interest	$87,667	$48,709
Supplemental disclosures of noncash activity
Common stock issued in payment of
loans payable - officers/directors	$0	$10,000
Common stock and options issued in payment	$262,837	179,262
of deferred payroll and accrued expenses
Conversions of Series E to common stock,
including dividends	$8,031	$3,168
Treasury stock received, net of options issued,
on sale of subsidiary	$0	(125,462)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical sample and group purchasing (GPO) services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary until its sale, marketed a medical waste disposal unit.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had negative working capital of $5,072,075 and stockholders' deficit of $(4,855,528) and incurred net losses of $(1,889,089) and $(4,020,536) for the years ended December 31, 2005 and 2004, respectively. These factors, among others, indicate that the Company's continuation as a going  concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

3. Significant Accounting Policies

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

Accounts receivable consisted of receivables from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. As of December 31, 2005, no allowance was necessary.

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

Revenue Recognition

The Company utilizes the professional standards defined by Emerging Issues Task Force (EITF) statement 99-19 to define whether it should follow the “gross” or the “net” method of recognizing the amount of revenue earned from various activities. As a result of the differing circumstances related to the Company’s manufacture, procurement, distribution and physician sampling programs diverse financial accounting methods are used to recognize revenue from its various revenue sources. The Company’s manufacturing and specialty pharmaceutical drug distribution programs employ the “gross” method of recognizing revenue. However, because of the distinctive type of services provided to customers, the GPO and physician sampling programs utilize the “net” method of revenue recognition.

Product sales are recognized when products are shipped. Although the Company warrants its products, it is unable to estimate the future costs relating to warranty expense and, as such, recognizes warranty expenses as incurred. Revenues for PPSI's group purchasing (GPO)service are recognized when the products are shipped.
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

Product Warranties

The Company provides a product warranty for the products sold. However, the Company has never had a product returned due to defective quality. Further, there are no warranty costs recognized in the years ended December 31, 2005 and 2004. The Company believes that because no warranty costs were incurred during any of the periods mentioned, there is no need to disclose any additional warranty cost policy or amounts.

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

4. Concentrations

Cash
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

The Company utilizes the “gross” sales method of recognizing the amount of revenue from its syringe manufacturing and specialty pharmaceutical drug product sales. This method is influenced by several factors as defined by EITF 99-19, which the Company’s manufacturing and specialty pharmaceutical drug product sales market agreements indicate to be in accordance with the gross sales method. The most significant factor under these agreements include the Company’s retention of the inventory’s risk of loss for these products.
The GPO and physician sampling programs use the “net” method of revenue recognition. However, the Company rather than the supplier is the primary credit obligor in these arrangements.

The details of the Company’s total revenue, payments for revenue, cost of goods sold and gross margin are as follows:

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year End Dec. 31	Year End Dec. 31
	2005	2005	2005	2005	2005	2004
Total revenue	$4,446,867	$4,553,704	$501,853	474,410	$9,976,834	$19,448,388
Payments for revenue	(4,406,856)	(4,508,648)	(508,536)	(471,396)	(9,895,436)	(19,120,561)

Net revenue	40,011	45,056	(6,683)	3,014	81,398	327,827

Cost of goods sold	(14,946)	(8,201)	135	9,176	(13,836)	(128,933)

Gross margin	$25,065	$36,855	$(6,548)	$12,190	$67,562	$198,894

Purchases
During both 2005 and 2004, the Company purchased 99% of its pharmaceutical drugs for its group purchasing service (GPO) from one non-related vendor. The arrangement requires the Company to pay for the drugs within forty five days after the respective period month-end. As of December 31, 2005, accounts payable to that one vendor were 2% of total accounts payable.

5. Marketable Securities

As of December 31, 2004, marketable securities consisted of an investment in an equity security, with a fair market value of $36,349. Management classified the investment as available-for-sale. The Company received this security in December 2004 upon the conversion from a mutual to a stock insurance company in which Univec had owned a policy.

In January 2005, the security was sold for $36,101.

6. Inventories

Inventories consisted of the following:

Raw materials	$203,190
Work-in-process	89,641
Finished goods	25,494
318,325
Less: allowance for valuation	(125,000)
$193,325

The Company provided a $0 and $75,000 valuation allowance in 2005 and 2004, respectively.

7. Fixed Assets

Fixed assets consisted of the following:

Equipment	$1,114,284
Less: accumulated depreciation	594,192
$520,092

As of December 31, 2004, the Company wrote-off fixed assets located at former suppliers with a cost of $371,764 and a net book value of $85,088.

Depreciation expense was $116,093 and $128,901 in 2005 and 2004, respectively. For the year ended December 31, 2005, fully depreciated assets were approximately $180,000.

8. Notes and Loans Payable

As of December 31, 2005, notes and loans payable consisted of:

Loan due to a shareholder through July, 2009,
with interest at prime plus 2% (1)	$ 500,000
Loans payable to agencies for economic
development payable at $4,615 per month until
July 2009, with interest at 4% per annum (1)	97,321
Loan payable to a vendor without specific
payment terms or interest (2)	211,852
Loan payable to a vendor without specific interest	135,000
Loan payable to a vendor due April 30, 2007
with interest at prime plus 2% per annum	78,151
Notes payable with interest at 8%	85,000
Notes payable with interest at 12%,
per annum	55,000
Notes payable to a shareholder's trusts, with interest
at 12%, per annum (2)	27,000
Other	19,297
1,208,621
Less: Current portion of notes and loans payable	890,438
$ 318,183

(1) On July 23, 2004, the Company borrowed an aggregate of $500,000 from the City of Baltimore Development Corporation and the Maryland Department of Business and Economic Development payable in aggregate remaining equal monthly installments of $4,615 over five years, with interest at 4%, per annum. Proceeds were used to purchase equipment of $450,000, which together with certain other equipment of the Company, collateralize the borrowings. Loans from certain officers and directors of approximately $308,000 have been subordinated.

As required under the borrowings, the Company has obtained a revolving line of credit of $500,000 from a stockholder of the Company under which the Company may borrow for working capital through July 22, 2009. Loans under the line bear interest at the prime rate, plus 2%, per annum, and may be converted into common stock at $.065, per share, as defined. The Maryland Department of Business and Economic Development has guaranteed 80% of the loan and interest thereon. In July 2004, the Company borrowed $500,000 under the line of credit. As of December 31, 2005, the interest rate was 9%, per annum. Financing expenses in connection with these borrowings were $80,146 and are being amortized over the term of the borrowings.

(2) Subject to forgiveness upon the vendor's sale of shares of the Company’s common stock.

9. Due to Affiliated Companies

Due to affiliated companies, owned by the chief executive officer of the Company, on demand, with interest at 10%, per annum.

10. Loans Payable - Officer/Directors

As of December 31, 2005, loans payable - officer / directors consisted of:

Note payable to the chief executive officer
and the chairman of the board of the
Company, due on demand, with interest
at prime, plus 2%, per annum (1)	$ 200,000
Notes payable to a directors	108,300
$ 308,300

(1) The same terms as an underlying borrowing from a bank and collateralized by certain equipment. As of December 31, 2005 the interest rate was 9%, per annum.

11. Income Taxes

The Company files consolidated income tax returns with its subsidiaries. Prior to its acquisition, PPSI was a Subchapter S Corporation.

As of December 31, 2005, the Company had net operating loss carry forwards of approximately $14,950,000 available to reduce future taxable income expiring through 2025, which may be limited due to ownership changes.

For the years ended December 31, 2005 and 2004, the Company's deferred tax benefits (expenses) were as follows:

	2005	2004
Net operating loss carry forwards	$632,000	$615,000
Depreciation	7,000	191,000
Goodwill	(45,000)	(19,000)
Compensation	230,000	132,000
Inventory and equipment valuation
allowances	-	60,000
Valuation allowance	(824,000)	(979,000)
	None	None

As of December 31, 2005, the tax effects of the components of deferred tax assets and liabilities were as follows:

Deferred tax assets
Net operating loss carry forwards	$6,000,000
Compensation	712,000
Goodwill	509,000

Total deferred tax asset	7,221,000

Deferred tax liabilities
Depreciation	(91,000)

Net deferred tax asset	7,130,000

Valuation allowance	(7,130,000)

None

As of December 31, 2005, realization of the Company's net deferred tax asset of approximately $7,130,000 was not considered more likely than not and, accordingly, a valuation allowance of $7,130,000 was provided.

The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

	2005	2004

Expected income tax benefit	$(632,000)	$(437,000)
Change in valuation allowance arising in current year	1,233,000	1,164,000
State income tax benefit, net of federal income tax effect	(120,000)	(107,000)
Other	(481,000)	(620,000)
	None	None

12. Commitments and Contingency

Lease

The Company was committed under a non-cancelable lease for production, storage and office space through July 2005. The lease provides for minimum annual rent of $72,000, additional rents for the Company's share of normal maintenance plus its pro-rata share of real estate taxes and eight one year renewals at the Company's option. This lease was terminated on February 6, 2006.

For 2005 and 2004, total rent expense was $72,000 and $78,000, respectively.

Employment Agreement

The Company is committed under an employment agreement to the chief executive officer, through January 2005, requiring annual compensation to be determined annually by the officer and Company. Annually, the agreement shall automatically renew for one year, resulting in a new three year term each January 1. For the years ended December 31, 2005 and 2004, the compensation was $435,600 and $396,000, respectively, which have been fully deferred by the chief executive officer. The agreement also provides for bonuses, as determined by the officer and the Company, an automobile allowance (of $24,000, per annum, for 2005) and life, disability and health insurance. In addition, the officer was granted options to purchase 2,000,000 shares of common stock exercisable at $.24, per share, through 2012. The options vest 25% on January 1, 2003 and $41,667 during each subsequent month.

13. Litigation Reserve

In December 2003, the Company assigned certain of their patents, earned royalties of $72,125 and 85% of all future royalties being earned from these patents in payment of a note payable and interest thereon for an aggregate of $99,434, in settlement of the matter. The Company recognized a $24,872 gain upon extinguishment of the debt. The Company in turn received relief from the restrictive patent payments and a perpetual license to exploit, market and manufacture these patents in North America. As the value of the license received could not be determined, no value was assigned to them.

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

Preferred Stock

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

During December 2004 and again during March, 2005 the Company sold 20,833 shares of Series D preferred stock to a customer for $50,000 for each respective group of20,833 shares. At December 31, 2005, another $150,000 is receivable from the shareholderfor Series D stock purchase commitments due under this agreement.

Series E
In August 2003, the Company designated 2,000 shares of 5% cumulative convertible preferred stock (Series E), which are entitled to receive, prior to the payment of dividends to the Series D and common stock, cumulative dividends of 5%, per share, per annum. The Series E stock may be redeemed at the option of the Company, in cash, at 135% of the stated value, per share, plus all unpaid dividends. In addition, Series E stockholders are entitled to a liquidation preference of $1,000, per share, plus all unpaid dividends. Each share of Series E is convertible into shares of common stock at the lesser of $1.10 or 80% of market value, as defined. InAugust 2006, the Company is required to convert all the Series E into common stock at the conversion price, unless the holder becomes a 5% or greater stockholder. The Company may redeem the Series E in cash at $1,350, per share, plus all unpaid dividends, as defined.

On August 5, 2003, the Company exchanged 122 shares of Series B and 250 shares of Series C, all the outstanding shares, for 522 shares of Series E.

In 2005 and 2004, 100 and 80 shares, respectively of Series E were converted into 2,191,215 and 1,790,431 shares of common stock at prices ranging from $.03 to $.06, per share.

Holders of preferred shares have no voting rights.

As of December 31, 2005, cumulative dividends in arrears on preferred stock were:

Series D	$ 54,272
Series E	38,747
$ 93,019

Non Plan Options

During the year ended December 31, 2004, the Company issued options to purchase an aggregate of 1,050,000 shares of common stock of the Company to two officers and an employee. The options are exercisable at $.04, per share, through December 2009 and were valued at $4,000.

During the year ended December 31, 2005, the Company issued no options to purchase common stock of the Company

During 2005 and 2004, options to purchase 802,236 and 4,850,000 shares, respectively, of common stock expired or were cancelled without being exercised.

Reserved Shares

As of December 31, 2005, the Company has reserved shares of common stock as follows:

Non-plan options and warrants	7,446,862
Options under the Plans	685,000
Series D conversions	350,000
Series E conversions(a)	17,537,350
Litigation	250,000
26,269,212

(a) assumes conversions as of December 31, 2005 at $.02, per share.

15. Stock Option Plans

The 1996 Stock Option Plan (96 Plan) is administered by the Board of Directors or a committee thereof and options to purchase 4,709,219 shares of common stock may be granted under the Plan to directors, employees (including officers) and consultants to the Company. The Plan authorizes the issuance of incentive stock options (ISO's), as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options (NQSO's). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by ISO's granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board, or committee thereof, in its discretion; provided that NQSO's granted a 10% Stockholder be no less than 110% of the fair market value on the date of grant.

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

 The following table summarizes the activity of the Plans for 2005 and 2004.

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,335,000	$0.70	1,335,000	$0.70
Granted	None	-	None	-
Canceled, exercised, expired or exchanged	(650,000)	$0.675	None	-
Options outstanding, end of year	685,000	$0.72	1,335,000	$0.70
Options exercisable, end of year	685,000	$0.72	1,335,000	$0.70
Options available for grant, end of year	1,050,000		1,050,000
Weighted-average fair value of options granted
during the year	$.00		$.00

The following table summarizes information about stock options outstanding under the Plan at December 31, 2005:

		Weighted
		Average		Weighted
		Remaining		Average
Range of	Outstanding	Contractual	Exercisable	Exercisable
Exercise Prices	Options	Life (Years)	Options	Price
$3.50	65,000	1.50	65,000	$3.50
$2.00	70,000	2.00	70,000	$2.00
$0.50	100,000	5.25	100,000	$0.50
$0.24	35,000	7.00	35,000	$0.24
$0.20	60,000	0.75	60,000	$0.20
$0.15	355,000	4.50	355,000	$0.15
$0.15 to $3.50	685,000	2.70	685,000	$0.72

16. Sales of Technology

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

18. Goodwill

Goodwill had represented the excess purchase prices paid by the Company over the fair value of the tangible and other intangible assets and liabilities at the dates of acquisitions. Goodwill had not been amortized, but instead was subject to an annual assessment of impairment by applying a fair-value based test. The Company evaluated the carrying value of goodwill as of December 31, 2004. During the year ended December 31, 2004. The Company determined the carrying value of goodwill has been fully impaired and wrote-off the carrying value of $1,774,119.

19. Subsequent Events

Common Stock

In February 2006, the Company issued an aggregate of 1,410,639 shares of common stock to an executive officer of the Company in exchange for accrued employment contract benefits of $29,842.

In July 2006, the Company issued an aggregate of 3,264,669 shares of common stock to an executive officer of the Company in exchange for accrued employment contract benefits of $42,441.

On July 19, 2006 the Board of Directors declared of a one for ten common share reverse stock split. The reverse stock split was authorized by the corporate shareholders at the annual stockholders meeting, which was held on October 14, 2005.

Due to Affiliated Companies

Subsequent to December 31, 2005, the Company borrowed an additional $4,208 from the affiliated companies.

20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Assets
Cash	$991	$3,301	$2,970	$10,079
Accounts receivable	174,864	970,529	3,066,601	2,956,590
Inventories	193,325	179,877	179,878	179,878
Certificates of Deposit -
Restricted		348,949	340,407	340,407
Other current assets				5,967
Total current assets	369,180	1,502,656	3,589,856	3,492,921
Fixed assets - net	520,092	542,031	578,139	606,185
Other assets	64,638	67,310	70,117	75,461
Total assets	$953,910	$2,111,997	$4,238,112	$4,174,567

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$1,598,524	$2,310,356	$4,279,589	$4,180,057
Deferred payroll	1,878,483	1,711,081	1,535,309	1,354,639
Notes and loans pay
- current	890,438	1,334,446	1,337,946	1,417,199
Loans payable –
officers/directors	258,300	265,493	260,493	260,493
Due to affiliated
companies	815,510	752,360	684,175	685,225
Total current liabilities	5,441,255	6,373,736	8,097,512	7,897,613
Notes and loans
payable - long-term	318,183	216,332	258,352	211,152
Loans payable –
officers/directors long-term	50,000
Total liabilities	5,809,438	6,590,068	8,355,864	8,108,765
Stockholders’ deficit
Preferred stock – D	208	146	146	146
Preferred stock – E	1	1	1	1
Common stock	57,634	56,464	56,465	48,062
Additional paid-in
capital	11,514,390	11,352,754	11,352,754	11,135,273
Treasury stock	(28,291)	(28,291)	(28,291)	(28,291)
Stock subscription		(30,000)	(90,000)	(150,000)
Accumulated deficit	(16,399,470)	(15,829,145)	(15,408,827)	(14,939,389)
Total stockholders'
deficit	(4,855,528)	(4,478,071)	(4,117,752)	(3,934,198)
Total liabilities and
stockholders deficit	$953,910	$2,111,997	$4,238,112	$4,174,567

20. Selected Quarterly Financial Data - 2004 (Unaudited)

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Assets
Cash	$29,443	$8,024	$49,162	$852
Marketable securities	36,349
Accounts receivable	3,123,493	1,628,446	1,508,933	1,472,635
Inventories	179,878	269,672	301,913	295,248
CDs - restricted	340,407	335,000	335,000
Other current assets	46,630	83,341	96,297	124,888
Total current assets	3,756,200	2,324,483	2,291,305	1,893,623
Fixed assets - net	622,685	894,802	542,401	587,598
Goodwill		1,774,119	2,328,662	2,328,662
Other assets	79,468	83,475	6,000	6,000
Total assets	$4,458,353	$5,076,879	$5,168,368	$4,815,883

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$4,380,826	$2,946,251	$2,877,647	$2,762,038
Deferred payroll	1,271,488	1,092,697	1,261,588	1,064,292
Notes and loans pay
- current	1,472,163	1,065,795	350,872	166,376
Loans payable –
officers/directors	260,493	260,493	270,493	270,493
Due to affiliated
companies	578,800	504,643	663,452	328,017
Total current liabilities	7,963,770	5,869,879	5,424,052	4,591,216
Notes and loans
payable - long-term	211,852	696,814	409,051	497,033
Total liabilities	8,175,622	6,566,693	5,833,103	5,088,249
Stockholders’ deficit
Preferred stock – D	125	104	104	104
Preferred stock – E	1	1	1	1
Common stock	45,619	38,628	37,872	37,872
Additional paid-in
capital	10,977,627	10,690,639	10,661,408	10,661,408
Treasury stock	(28,291)	(28,291)
Stock subscription	(210,000)
Accumulated deficit	(14,502,350)	(12,190,895)	(11,364,120)	(10,971,751)
Total stockholders'
deficit	(3,717,269)	(1,489,814)	(664,735)	(272,366)
Total liabilities and
stockholders deficit	$4,458,353	$5,076,879	$5,168,368	$4,815,883

20. Selected Quarterly Financial Data – 2005 (Unaudited)
Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2005	Dec. 31, 2005	Sept. 30, 2005	Sept. 30, 2005	June 30, 2005	June 30, 2005	March 31, 2005
Revenues	$81,398	$3,014	$78,384	($6,683)	$85,067	$45,056	$40,011
Cost of revenues	3,164	9,176	(6,012)	17,135	(23,147)	(8,201)	(14,946)
Gross margin	84,562	12,190	72,372	10,452	61,920	36,855	25,065

Operating expenses
Marketing and selling	(233,990)	(1,015)	(232,975)	(74,897)	(158,078)	(65,988)	(92,090)
Product development	(3,802)	(3,154)	(648)	0	(648)	(648)
General & administrative	(1,535,840)	(524,333)	(1,011,507)	(283,161)	(728,346)	(389,941)	(338,405)
Total operating expenses	(1,773,632)	(528,502)	(1,245,130)	(358,058)	(887,072)	(456,577)	(430,495)
Loss from operations	(1,689,070)	(516,312)	(1,172,758)	(347,606)	(825,152)	(419,722)	(405,430)
Other income (expense)
Interest expense, net	(200,019)	(54,012)	(146,007)	(72,712)	(73,295)	(43,874)	(29,421)
Total other income
(expense)	(200,019)	(54,012)	(146,007)	(72,712)	(73,295)	(43,874)	(29,421)
Net loss	(1,889,089)	(570,324)	(1,318,765)	(420,318)	(898,447)	(463,596)	(434,851)
Dividends attributable to
preferred stock	(34,844)	(9,704)	(26,631)	(8,213)	(18,418)	(8,213)	(10,205)
Loss attributable to
common stockholders	($1,923,933)	($502,810)	($1,345,396)	($428,531)	($916,865)	($471,809)	($445,056)

Basic net loss per share	($0.04)	($0.01)	($0.03)	($0.01)	($0.02)	($0.01)	($0.01)
Basic weighted avg
number common
shares outstanding	52,729,533	57,634,282	50,999,828	56,464,432	48,222,239	49,500,728	47,330,653

20. Selected Quarterly Financial Data – 2004 (Unaudited)
Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2004	Dec. 31, 2004	Sept. 30, 2004	Sept. 30, 2004	June 30, 2004	June 30, 2004	March 31, 2004
Revenues	$327,827	$31,658	$296,169	$99,631	$196,538	$171,688	$24,850
Cost of revenues	(128,933)	(71,997)	(56,936)	(33,861)	($23,075)	(38,511)	15,436
Gross margin	198,894	(40,339)	239,233	65,770	173,463	133,177	40,286

Operating expenses
Marketing and selling	(123,400)	(7,986)	(115,414)	14,052	(129,466)	(5,328)	(124,138)
Product development	(28,871)	(609)	(28,262)	(25,530)	(2,732)	(1,886)	(846)
General & administrative	(1,772,246)	(457,965)	(1,314,281)	(393,881)	(920,400)	(486,329)	(434,071)
Loss on write-off of
goodwill	(1,774,119)	(1,774,119)
Total operating expenses	(3,698,636)	(2,240,679)	(1,457,957)	(405,359)	(1,052,598)	(493,543)	(559,055)
Loss from operations	(3,499,742)	(2,281,018)	(1,218,724)	(339,589)	(879,135)	(360,366)	(518,769)
Other income (expense)
Interest expense, net	(108,092)	(23,288)	(84,804)	(38,424)	(46,380)	(32,003)	(14,377)
Gain on extinguishment
of debt	144,819	64,225	80,594	40,554	40,040	0	40,040
Other income (expense)	47,795	47,795
Total other income
(expense)	84,522	88,732	(4,210)	2,130	(6,340)	(32,003)	25,663
Loss from continuing
operations	(3,415,220)	(2,192,286)	(1,222,934)	(337,459)	(885,475)	(392,369)	(493,106)
Loss from discontinued
operations
Discontinued operating
losses	(8,260)		(8,260)	(8,260)
Loss on sale of
subsidiary	(597,056)	(116,000)	(481,056)	(481,056)
Net loss	(4,020,536)	(2,308,286)	(1,712,250)	(826,775)	(885,475)	(392,369)	(493,106)
Dividends attributable to
preferred stock	(35,921)	(8,721)	(27,200)	(8,650)	(18,550)	(9,275)	(9,275)
Loss attributable to
common stockholders	($4,056,457)	($2,317,007)	($1,739,450)	($835,425)	($904,025)	($401,644)	($502,381)

Basic net loss per share	($0.11)	($0.06)	($0.05)	($0.02)	($0.02)	($0.01)	($0.01)
Basic weighted avg	38,510,467	39,393,090	37,394,433	38,244,097	36,952,559	37,871,795	35,331,157
number common
shares outstanding

20. Selected Quarterly Financial Data – 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six MonthsEnded	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 30, 2005
Cash flows from operating activities
Net loss	($1,889,089)	($1,318,765)	($898,447)	($434,851)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	342,122	286,312	187,397	94,007
Stock based compensation	167,198	167,198	167,198
Gain on receipt of marketable securities	36,349	36,349	36,349	36,349
Changes in assets and liabilities, net
Accounts receivable	3,098,629	2,152,963	56,891	166,902
Inventories	(13,447)
Other current assets and other assets	45,431	46,630	46,630	40,663
Accounts payable and accrued expenses	(2,629,243)	(2,097,474)	(128,241)	(210,617)
Deferred payroll	522,068	522,364	346,592	165,922
Net cash used in operating activities	(319,982)	(204,423)	(185,631)	(141,625)
Cash flows from investing activities
Purchases of fixed assets	(13,500)	(13,500)	(13,500)	(13,500)
(Increase) decrease in restricted cash	340,407	(8,542)
Net cash used in investing activities	326,907	(22,042)	(13,500)	(13,500)

Cash flows from financing activities
Increase in due to affiliated companies	306,710	243,560	175,375	106,423
Increase in loans payable - officers/directors	55,000	55,000	50,000
Proceeds from sale of stock	85,000	85,000	85,000	85,000
Payments on notes and loans payable	(482,587)	(183,237)	(137,717)	(55,662)
Net cash provided by financing activities	(35,877)	200,323	172,658	135,761

Net increase (decrease) in cash	(28,952)	(26,142)	(26,473)	(19,364)
Cash, beginning of period	29,443	29,443	29,443	29,443
Cash, end of period	$491	$3,301	$2,970	$10,079

20. Selected Quarterly Financial Data – 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Statement of Cash Flow
	Year Ended	Nine Months Ended	Six MonthsEnded	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Cash flows from operating activities
Net loss	($4,020,536)	($1,712,250)	($885,475)	($493,106)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719	489,316
Depreciation and amortization	189,008	135,686	91,135	45,938
Write-off of equipment	57,295
Valuation allowance for inventories	75,000
Stock based compensation	4,000
Loss (gain) on cancellatioin of capital lease	(2,894)
Gain on extinguishment of debt	(98,547)	(80,594)	(40,040)	(40,040)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net of
effects from sale of TWT
Accounts receivable	(506,983)	(367,110)	(235,611)	(199,313)
Inventories	17,698	2,904	(10,198)	(3,533)
Other current assets and other assets	(3,320)	(104,130)	51,338	28,332
Accounts payable and accrued expenses	713,610	674,430	306,120	228,872
Deferred payroll	619,631	440,840	496,793	299,497
Net cash used in operating activities	(747,984)	(520,908)	(225,938)	(133,353)
Cash flows from investing activities
Purchases of fixed assets (net of capitalized	(397,068)	(397,068)
Increase in restricted cash	(340,407)	(335,000)	(335,000)
Cash used in sale of subsidiary (net of notes and
other payables in 2004)	(5,670)	(92,977)
Net cash used in investing activities	(743,145)	(825,045)	(335,000)	0

Cash flows from financing activities
Proceeds from notes and loans payable,
net of expenses	1,104,344	1,184,623	140,585
Increase in due to affiliated companies	567,193	270,883	429,693	92,283
Increase in loans payable - officers/directors	54,000	54,000	54,000	54,000
Proceeds from sale of stock	50,000
Payments on notes and loans payable	(242,386)	(167,350)	(25,999)	(23,899)
Payments of capitalized lease obligations	(21,232)
Dividends converted to proferred stock	(3,168)
Net cash provided by financing activities	1,508,751	1,342,156	598,279	122,384

Net increase (decrease) in cash	17,622	(3,797)	37,341	(10,969)
Cash, beginning of period	11,821	11,821	11,821	11,821
Cash, end of period	$29,443	$8,024	$49,162	$852