Form 10QSB
period 2006-03-31
UNIVEC INC
filed 2006-09-13
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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

As of June 30, 2006 the Issuer had 59,044,921 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
March 31, 2006
ASSETS
Accounts receivable	$27,904
Inventories	187,922
Investment and other miscellaneous balances receivable	151,200

Total current assets	367,026

Fixed assets, net	520,092
Other assets	53,431

Total assets	$940,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
Cash overdraft	$391
Accounts payable and accrued expenses	1,668,777
Deferred payroll	1,940,658
Notes and loans payable - current	890,438
Loans payable - officers/directors	261,800
Due to affiliated companies	818,918

Total current liabilities	5,580,982

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	318,183

Total liabilities	5,949,165

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $558,638	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $354,594)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	59,045
issued: 59,044,921 and outstanding: 58,640,767 shares
Additional paid-in capital	11,542,462
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(16,582,041)

Total stockholders' deficit	(5,008,616)

Total liabilities and stockholders' deficit	$940,549

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2006	2005

Revenues	$7,204	$40,011
Cost of revenues	(5,403)	(14,946)

Gross Margin	1,801	25,065

Operating Expenses
Marketing and selling	(12,297)	(92,090)
Product development	(338)
General and administrative	(136,962)	(338,405)

Total operating expenses	(149,597)	(430,495)

Loss from Operations	(147,796)	(405,430)

Other Income (Expense)
Interest expense, net	(34,775)	(29,421)

Net loss	(182,571)	(434,851)

Dividends attributable to preferred stock	(8,213)	(10,205)

Loss attributable to common stockholders	($190,784)	($445,056)

Share information
Basic net loss per common share	($0.01)	($0.01)

Basic weighted average number
of common shares outstanding	58,527,687	47,330,653

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Three months ended March 31, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(182,571)	$(434,851)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	4,007	94,007
Receipt of gain on marketable securities		36,349
Other		17,158
Changes in assets and liabilities
Accounts receivable	(3,040)	166,902
Inventories	5,403
Other current assets and other assets		40,663
Accounts payable and accrued expenses	105,736	(227,776)
Deferred payroll	62,175	165,922

Net cash provided by (used in) operating activities	(8,290)	(141,626)

Cash flows from investing activities
Fixed assets acquired		(13,500)

Net cash used in investing activities		(13,500)

Cash flows from financing activities
Increase in due from affiliated companies	3,408	106,423
Increase in loans payable - officers/directors	3,500
Proceeds from sale of stock		85,000
Payments on notes and loans payable		(55,662)

Net cash provided by financing activities	6,908	135,761

Net (decrease) in cash	(1,382)	(19,365)
Cash, beginning of period	991	29,444

Cash, end of period	$(391)	$10,079

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

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc., together with the Company’s Management’s Discussion and Analysis, included in the Company’s Form 10-KSB for the year ended December 31, 2005. Interim results are not necessarily indicative of the results for a full year.

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three month periods ended March 31, 2006 and 2005. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Related Party Transactions

Due to Affiliated Companies

Subsequent to December 31, 2005, the Company borrowed a net total of $ 3,408 from affiliated companies, owned by the chief executive officer of the Company.

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

5. Due to Affiliated Companies and Officers

Subsequent to December 31, 2005, the Company borrowed an additional $3,408 from the affiliated companies.

6. Subsequent Event

On July 31, 2006 the Compsany completed a private placement of a $2,000,000 6% Note and Warrants Securities Purchase Agreement. The agreement allows the investor to purchase 10,000,000 common stock warrants for seven years at an exercise price of $0.02 each. The Note and Warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereto. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations
Condensed Consolidated Results of Operations

	Three months ended March 31,
	2006	2005	Change
Revenues	$7,204	$40,011	(82%)
Cost of Revenues	(5,403)	(14,946)	(64%)
Gross Margin	1,801	25,065	(93%)
Expenses:
Marketing and Selling	(12,297)	(92,090)	(87%)
Product Development	(338)
General and Administrative	(136,962)	(338,405)	(60%)
	(149,597)	(430,495)	(65%)
Other Income (Expense)
Interest Expense, Net	(34,775)	(29,421)	18%
Net Loss	$(182,571)	$(434,851)	(58%)

As illustrated in the table above, overall revenues for the three month period ended March 31, 2006 decreased by $32,807 (82%), as compared to the comparable periods ended March 31, 2005. Product sales alone accounted for all of this decrease. Sales within Univec, Inc. comprised all of the total sales for the three month ended March 31, 2006. PPSI has experienced a complete reduction in sales to its principal Group Purchasing Organization (GPO) customer. This sales depletion will continue to have a detrimental effect on Company operations for the impending future period. The Company management has decided to concentrate resources on the distribution sector having direct control of product purchases and distribution that management feels will have greater gross margin opportunity although gross revenue will be maintained. Management feels that this model will allow a direct relationship with the end purchaser and not be dependent on an intermediary.

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

Gross margin for the three month period ended March 31, 2006 decreased to 25.0% from 63.0%, as compared to the comparable period ended March 31, 2006. The reduced gross margin is primarily due to the lower gross profit contribution from lower sales volume of our pharmaceutical drugs and syringes. We anticipate gross margin levels to decrease due to the GPO’s principal customer’s commercial activity decline.

Marketing and selling costs for the three month periods decreased by $79,793 (87%) as compared to the comparable period ended March 31, 2005. This decrease is primarily due to decreases in sales volume.

There were very minimal product development expenses incurred for three month period ended March 31, 2006. This decrease was the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three month period ended March 31, 2006 decreased $201,443 (60%) as compared to the comparable periods ended March 31, 2005. These decreases are due primarily to decreases in insurance, depreciation, payroll, legal and professional fees, and securities maintenance expenses.

Interest expense for the three month period ended March 31, 2006 increased by $5,354 (18%) compared to the comparable periods ended March 31, 2005, primarily as a result increased debt outstanding during 2006.

Net loss for the three month period ended March 31, 2006 decreased by $275,544 (58%) primarily due to the reduction of gross profit by $32,807 (82%) during the three month period ended March 31, 2006 as compared to the comparable period ended March 31, 2005. Also, the $201,443 reduction in general and administrative expenses resulted in the reduction in the net loss for the three months ended March 31, 2006.

Liquidity and Capital Resources

 The working capital deficit of $5,072,075 at December 31, 2005, increased to a deficit of $5,213,956 (3%) at March 31, 2006 primarily from net loss incurred, increases in deferred compensation and accounts payable and accrued expenses.

Net cash used in operating activities decreased by $133,336 (94%) to $8,290 for the three months ended March 31, 2006 from the comparable period in 2005, primarily due to the net loss incurred, increases in accounts payable and deferred payroll which were offset in part by decreases in depreciation and amortization.

Net cash used in investing activities decreased by $13,500 as a result of not expending cash for the purchases of fixed asset equipment during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Net cash provided by financing activities decreased by $128,853 (95%) to $6,905 for the three months ended March 31, 2005 as compared with the three months ended March 31, 2005. This decrease resulted from an aggregate $43,853 decrease in borrowing activity which was offset by an $85,000 decrease in proceeds from the sale of Company stock during the comparable three month period ended March 31, 2005.

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

Major Customer

For the three months ended March 31, 2006, substantially all of our sales were to a company owned by a Company officer. We intend to reduce our reliance on this customer, by marketing specialty pharmaceutical and PPSI products to other customers and reestablishing our product sales, which had been slowed because of long evaluation periods of clients.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

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

UNIVEC, INC.

Dated: September 13, 2006	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: September 13, 2006	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)