Form 10QSB
period 2006-06-30
UNIVEC INC
filed 2006-09-13
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 31, 2006 Issuer had 5,904,492 shares of Common Stock, $0.001 par value, outstanding. This reduction in the number of shares issued is a direct result of the Board of Directors’ July 19, 2006 declaration of a one for ten common share reverse stock split. The reverse stock split was authorized by the corporate shareholders at the annual stockholders meeting, which was held on October 14, 2005.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
June 30, 2006
ASSETS
Accounts receivable	$34,384
Inventories	183,062
Investment and other miscellaneous balances receivable	151,200

Total current assets	368,646

Fixed assets, net	520,092
Other assets	49,423

Total assets	$938,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
Cash overdraft	$185
Accounts payable and accrued expenses	1,725,191
Deferred payroll	1,940,658
Notes and loans payable - current	890,438
Loans payable - officers/directors	264,914
Due to affiliated companies	819,718

Total current liabilities	5,641,104

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	318,183

Total liabilities	6,009,287

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	59,045
issued: 59,044,921 and outstanding: 58,640,767 shares
Additional paid-in capital	11,542,462
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(16,644,551)

Total stockholders' deficit	(5,071,126)

Total liabilities and stockholders' deficit	$938,161

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$6,480	$45,056	$13,684	$85,067
Cost of revenues	(4,860)	(8,201)	(10,263)	(23,147)

Gross Margin	1,620	36,855	3,421	61,920

Operating Expenses
Marketing and selling	(95)	(65,988)	(12,392)	(158,078)
Product development	2,916	(648)	2,578	(648)
General and administrative	(34,414)	(389,941)	(171,376)	(728,346)

Total operating expenses	(31,593)	(456,577)	(181,190)	(887,072)

Loss from Operations	(29,973)	(419,722)	(177,769)	(825,152)

Other Income (Expense)
Interest expense, net	(32,537)	(43,874)	(67,312)	(73,295)

Total other expenses	(32,537)	(43,874)	(67,312)	(73,295)

Net loss	(62,510)	(463,596)	(245,081)	(898,447)

Dividends attributable to preferred stock	(8,213)	(8,213)	(16,426)	(18,418)

Loss attributable to common stockholders	(70,723)	(471,809)	($261,507)	($916,865)

Share information
Basic net loss per common share	($0.00)	($0.01)	($0.01)	($0.02)

Basic weighted average number
of common shares outstanding	59,044,921	37,871,795	58,787,733	48,222,239

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Six months ended June 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(245,081)	$(898,447)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	8,015	187,397
Stock based compensation		167,199
Receipt of gain on marketable securities		36,349
Changes in assets and liabilities
Accounts receivable	(9,520)	56,891
Inventories	10,263
Other current assets and other assets	6,000	46,630
Accounts payable and accrued expenses	156,150	(128,243)
Deferred payroll	62,175	346,592

Net cash (used in) operating activities	(11,998)	(185,632)

Cash flows from investing activities
Fixed assets acquired		(13,500)

Net cash used in investing activities		(13,500)

Cash flows from financing activities
Increase in due from affiliated companies	4,208	175,375
Increase in loans payable - officers/directors	6,614	50,000
Proceeds from sale of stock		85,000
Payments on notes and loans payable		(137,717)

Net cash provided by financing activities	10,822	172,658

Net (decrease) in cash	(1,176)	(26,474)
Cash, beginning of period	991	29,444

Cash, end of period	$(185)	$2,970

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

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the six and three month periods ended June 30, 2006 and 2005. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Related Party Transactions

Due to Affiliated Companies

Subsequent to December 31, 2005, the Company borrowed a net total of $ 4,208 from affiliated companies, owned by the chief executive officer of the Company.

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

5. Subsequent Event

On July 31, 2006 the Company completed the private placement of a $2,000,000 6% Note Warrants Securities Purchase Agreement. The Agreement allows the investor to purchase 10,000,000 common stock warrants for seven years at an exercise price of $0.02 each. The Note and Warrants were issued in reliance upon exemptions from regulation pursuant to section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereto. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

Condensed Consolidated Results of Operations
	Three months ended June 30,			Six months ended June 30,

	2005	2004	Change	2005	2004	Change

Revenues	$6,480	$45,056	(86%)	$13,684	$85,067	(84%)
Cost of Revenues	(4,860)	(8,201)	(41%)	(10,263)	(23,147)	(56%)

Gross Margin	1,620	36,855	(96%)	3,421	61,920	(94%)

Expenses:
Marketing and Selling	95	65,988	(100%)	12,392	158,078	(92%)
Product Development	(2,916)	648	550%	(2,578)	648	497%)
General and Administrative	34,414	389,941	(91%)	171,376	728,346	(76%)

	31,593	456,577		181,190	887,072	(80%)

Other Income (Expense)
Interest Expense, Net	(32,537)	(43,874)	(26%)	(67,312)	(73,295)	(8%)

Net Loss	$(62,510)	$(463,596)	87%	$(245,081)	$(898,447)	73%

As illustrated in the table above, overall revenues for the three and six month periods ended June 30, 2006 decreased by $38,576 (86%) and $71,383 (84%), respectively, as compared to the comparable periods ended June 30, 2005. Product sales alone accounted for all of these decreases. Sales within Univec, Inc. comprised all of the total sales for the three and six month periods ended June 30, 2006. PPSI has experienced a complete reduction in sales to its principal Group Purchasing Organization (GPO) customer. This sales depletion will continue to have a detrimental effect on Company operations for the impending future period. The Company management has decided to concentrate resources on the distribution sector having direct control of product purchases and distribution that management feels will have greater gross margin opportunity although gross revenue will be maintained at present levels. Management feels that this model will allow a direct relationship with the end purchaser and not be dependent on an intermediary.

The Company will endeavor to replace declining revenues by placing increased product sales in the direct marketplace and by expanding its higher gross profit atypical product sales.

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

Gross margin for the three and six month periods ended June 30, 2006 decreased to 25.0% from 82.0%, and to 25.0% from 73.0%, respectively, as compared to the comparable periods ended June 30, 2005. The reduced gross margin is primarily due to the lower gross margin contribution from lower sales volume of our pharmaceutical drugs and syringes. We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customer’s commercial activity decline.

Marketing and selling costs for the three and six month periods ended June 30, 2006 decreased by $65,893 (100%) and $145,686 (92.2%), respectively as compared to the comparable periods ended June 30, 2005. This decrease is primarily due to decreases in overall sales volume.

There were very minimal product development expenses incurred for three and six month periods ended June 30, 2006 as compared to the comparable periods ended June 30, 2005. These decreases were the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three and six month periods ended June 30, 2006 decreased $355,527 (91.2%) and $556,970 (76.5%) respectively as compared to the comparable periods ended June 30, 2005. These decreases are due primarily to decreases in insurance, depreciation, payroll, legal and professional fees, and securities maintenance expenses.

Interest expense for the three and six month periods ended June 30, 2006 decreased by $11,337 (26%) and $5,983 (8%), respectively, compared to the comparable periods ended June 30, 2005, primarily as a result increased debt outstanding during 2006.

Net loss for the three and six month periods ended June 30, 2006 decreased by $401,086 (87%) and $653,366 (73%), respectively, as compared to the three and six month periods ended June 30, 2005 primarily due to the reduction of gross margin by $35,235 (96%) and $58,499 (94%) during the three and six month periods ended June 30, 2006, respectively, as compared to the comparable periods ended June 30, 2005. Also, the $355,527 and $556,970 reductions in general and administrative expenses during the three and six month periods ended June 30, 2006,respectively, as compared to the comparable periods ended June 30, 2005 resulted in the reduction in the net loss for the three and six month periods ended June 30, 2006.

Liquidity and Capital Resources

 The working capital deficit of $5,072,075 at December 31, 2005, increased to a deficit of $5,272,458 (4%) at June 30, 2006 primarily because of a net loss incurred, increases in deferred compensation and accounts payable and accrued expenses.

Net cash used in operating activities decreased by $173,634 (94%) to $11,998 for the six month period ended June 30, 2006 from the comparable period in 2005, primarily due to the net loss incurred and by decreases in depreciation and amortization which was offset in part by increases in accounts payable and deferred payroll.

Net cash used in investing activities decreased by $13,500 as a result of not expending cash for the purchases of fixed asset equipment during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

Net cash provided by financing activities decreased by $161,836 (94%) to $10,822 for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. This decrease resulted from an aggregate $76,836 decrease in borrowing activity which was offset by an $85,000 decrease in proceeds from the sale of Company stock during the comparable six month period ended June 30, 2005.

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