Form 10QSB
period 2006-09-30
UNIVEC INC
filed 2006-11-14
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006 Issuer had 63,440,360 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
September 30, 2006
ASSETS
Cash	$70,204
Accounts receivable	35,393
Inventories	104,000
Due from affiliated companies	16,418
Investment and other miscellaneous balances receivable	151,200

Total current assets	377,215

Fixed assets, net	520,092
Other assets	45,416

Total assets	$942,723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,740,449
Deferred payroll	1,910,724
Notes and loans payable - current	890,437
Loans payable - officers/directors	264,914
Total current liabilities	4,806,524

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	1,663,183

Total liabilities	6,519,707

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	62,310
issued: 62,309,590 and outstanding: 61,905,436 shares
Additional paid-in capital	11,581,638
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(17,192,850)

Total stockholders' deficit	(5,576,984)

Total liabilities and stockholders' deficit	$942,723

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$2,808	$(6,683	$16,492	$78,384
Cost of revenues	0	17,135)	(10,263)	(6,012)

Gross Margin	2,808	10,452	6,229	72,372

Operating Expenses
Marketing and selling	(6,945)	(74,897)	(19,337)	(232,975)
Product development	0	0	2,578	(648)
General and administrative	(513,017)	(283,161)	(684,393)	(1,011,507)

Total operating expenses	(519,962)	(358,058)	(701,152)	(1,245,130)

Loss from Operations	(517,154)	(347,606)	(694,923)	(1,172,758)

Other Income (Expense)
Interest expense, net	(31,145)	(72,712)	(98,457)	(146,007)

Total other expenses	(31,145)	(72,712)	(98,457)	(146,007)

Net loss	(548,299)	(420,318)	(793,380)	(1,318,765)

Dividends attributable to preferred stock	(8,213)	(8,213)	(24,639)	(26,631)

Loss attributable to common stockholders	(556,512)	(428,531)	($818,019)	($1,345,396)

Share information
Basic net loss per common share	($0.00)	($0.01)	($0.01)	($0.03)

Basic weighted average number
of common shares outstanding	61,883,764	56,464,432	59,831,084	50,999,828

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Nine months ended September 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(793,380)	$(1,318,765)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	12,022	286,312
Stock based compensation		167,198
Receipt of gain on marketable securities		36,349
Changes in assets and liabilities
Accounts receivable	(10,529)	2,152,963
Inventories	89,325
Other current assets and other assets	6,000	46,630
Accounts payable and accrued expenses	213,848	(2,097,475)
Deferred payroll	32,241	522,364

Net cash (used in) operating activities	(450,473)	(204,424)

Cash flows from investing activities
Increase in restricted cash		(8,542)
Fixed assets acquired		(13,500)

Net cash used in investing activities		(22,042)
Cash flows from financing activities
Increase in due from affiliated companies		243,560
Increase in loans payable - officers/directors	6,614	55,000
Proceeds from loans payable	1,345,000
Proceeds from sale of stock		85,000
Payments on loans from affiliated companies	(831,928)
Payments on notes and loans payable		(183,237)

Net cash provided by financing activities	519,686	200,323

Net increase (decrease) in cash	69,213	(26,143)
Cash, beginning of period	991	29,444

Cash, end of period	$70,204	$3,301
See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products primarily syringes and specialty pharmaceutical drugs. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical samples and group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary until its sale in August 2004, marketed a medical waste disposal unit.

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

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the six and three month periods ended September 30, 2006 and 2005. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Debt Repayment

During the nine month period ended September 30, 2006, the Company repaid a net total of $831,928 of outstanding debt.

4. Common Stock

In February 2006, the Company issued an aggregate of 1,410,639 shares of common stock to an executive officer of the Company in exchange for accrued employment contract benefits of $29,482.

In July 2006, the Company issued an aggregate of 3,264,669 shares of common stock to an executive officer of the Company in exchange for accrued employment contract benefits of $42,441.

In October 2006, the Company issued an aggregate of 1,134,770 shares of common stock to an executive officer of the Company in exchange for accrued employment contract benefits of $21,220.

5. Financing Agreement

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

Condensed Consolidated Results of Operations
	Three months ended September 30,			Nine months ended September 30,

	2006	2005	Change	2006	2005	Change

Revenues	$2,808	$(6,683)	142%	$16,492	$78,384	(79%)
Cost of Revenues	-	(17,135)	(100%)	10,263	6,012	(71%)

Gross Margin	2,808	10,452	(73%)	6,229	72,372	(91%)

Expenses:
Marketing and Selling	6,945	74,897	(91%)	19,337	232,975	(92%)
Product Development	-	-	-	(2,578)	648	(497%)
General and Administrative	513,017	283,161	81%	684,393	1,011,507	(32%)

Loss from operations	(517,154)	(347,606)	(49%)	(694,923)	(1,172,758)	41%

Other Income (Expense)
Interest Expense, Net	(31,145)	(72,712)	(26%)	(98,457)	(146,007)	(33%)

Net Loss	$(548,299)	$(420,318)	(30%)	$(793,380)	$(1,318,765)	40%

As illustrated in the table above, overall revenues for the three month period ended September 30, 2006 increased by $9,491 (142%) as compared to the comparable period ended September 30, 2005. However, revenues for the nine month period ended September 30, 2006 decreased by $61,892 (79%) as compared to the nine month period ended September 30, 2005.Product sales alone accounted for all of these decreases. Sales within Univec, Inc. comprised all of the total sales for the three and nine month periods ended September 30, 2006. PPSI has experienced a complete reduction in sales to its principal Group Purchasing Organization (GPO) customer. This sales depletion will continue to have a detrimental effect on Company operations for the impending future period. The Company management has decided to concentrate resources on the distribution sector having direct control of product purchases and distribution that management feels will have greater gross margin opportunity although gross revenue will be maintained at present levels. Management feels that this model will allow a direct relationship with the end purchaser and not be dependent on an intermediary.

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

Gross margin for the three and nine month periods ended September 30, 2006 decreased to $2,808 from $10,452, and to $6,229 from $72,372, respectively, as compared to the comparable periods ended September 30, 2005. The reduced gross margin is primarily due to the lower gross margin contribution from lower sales volume of our pharmaceutical drugs and syringes. We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customer’s commercial activity decline.

Marketing and selling costs for the three and nine month periods ended September 30, 2006 decreased by $67,952 (91%) and $213,638 (92%), respectively as compared to the comparable periods ended September 30, 2005. This decrease is primarily due to decreases in overall sales volume.

There were very minimal product development expenses incurred for three and nine month periods ended September 30, 2006 as compared to the comparable periods ended September 30, 2005. These decreases were the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three month period ended September 30, 2006 increased $229,856 (81%) as compared to the three month period ended September 30, 2005. This increase is due primarily to increases in insurance, legal and professional fees, financial funding commissions and securities maintenance expenses. However, during the nine month period ended September 30, 2006 as compared to the comparable period ended September 30, 2005 general and administrative expenses decreased $327,114 (32%) primarily as a result of decreases in payroll and travel expenses.

Interest expense for the three and nine month periods ended September 30, 2006 decreased by $41,567 (57%) and $47,550 (33%), respectively, as compared to the similar periods ended September 30, 2005, primarily as a result increased debt outstanding during 2006.

Net loss for the three month period ended September 30, 2006 increased by $127,981 (30%) as compared to the three month period ended September 30, 2005 primarily due to the $229,856 (81%) increase, as discussed above, in general and administrative expenses. However, the $327,114 reduction in general and administrative expenses when combined with the $213,638 reduction in marketing and selling expenses during the nine month period ended September 30, 2006 as compared to the comparable period ended September 30, 2005 are the primary reasons for the resulting $525,385 reduction in the net loss for the nine month period ended September 30, 2006.

Liquidity and Capital Resources

 The working capital deficit of $5,072,075 at December 31, 2005, was decreased to a deficit of $4,429,309 (12%) at September 30, 2006 primarily because of a $1,345,000 long-term debt refinancing from current debt during the quarter ended September 30, 2006. However, a year-to-date net loss of $793,380 through September 30, 2006 did restrict the liquidity improvement realized in the refinancing arrangement.

Operating activities used net cash of $246,049 (120%) more during the nine month period ended September 30, 2006 from the comparable period in 2005, primarily due to the net loss incurred and by decreases in accounts receivable, depreciation and amortization expense which was offset in part by increases in accounts payable and deferred payroll.

Net cash used in investing activities decreased by $22,042 primarily as a result of not expending $13,500 for the purchases of fixed asset equipment during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

Net cash provided by financing activities increased by $319,363 (159%) to $519,686 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. This increase resulted from an aggregate $404,363 increase in borrowing activity which was offset by an $85,000 decrease in proceeds from the sale of Company stock during the comparable nine month period ended September 30, 2005.

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

UNIVEC, INC.

Dated: November 14, 2006	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2006	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)