Form 10KSB/A
period 2004-12-31
UNIVEC INC
filed 2007-01-08
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 4

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

Condensed Consolidated Results of Operations

	2004	2003	Change
	(Restated)	(Restated)
Revenues	$327,827	$939,747	(65%)

Cost of Revenues	$128,933	948,490	(86%)

Gross Margin	198,894	(8,743)	(2,375%)

Expenses:

Marketing and Selling
Expense	123,400	379,738	(68%)
Product Development	28,871	28,547	1%
General and
Administrative	1,772,246	847,013	109%
Interest Expense, Net	108,092	91,564	18%
Gain on Extinguishment
of Debt	(144,819)	(24,872)	482%
Loss on write-off of
Goodwill	1,774,119	-	-
Other Income	(47,795)	-	-
Loss on capitalized lease	-0-	121,366	-

Total Continuous Expenses	3,614,114	1,443,356	150%

Discontinued Operations	(8,260)	(93,502)	(91%)
Loss on sale of Subsidiary	(597,056)
Net Loss	$(4,020,536)	$(1,545,601)	(160)%

Sales within PPSI’s GPO program utilizing the “net” revenue recognition method comprised more than 82% of the total sales for 2004. A breakdown of revenues and cost of revenues for 2004 between the Company and its wholly-owned subsidiary, PPSI, are as follows:

Revenues, cost of revenues and gross margin for the year ended December 31, 2004 (as restated) are as follows:
	Univec	PPSI	Total
Revenue	$59,819	$268,008	$327,827
Cost of Revenues	128,933	-	128,933

Gross Margin	$(69,114)	$268,008	$198,894

Revenues, cost of revenues and gross margin for the year ended December 31, 2003 are as follows:
	Univec	PPSI	Total
Revenue	$910,323	$29,424	$939,747
Cost of Revenues	948,490		948,490

Gross Margin	$(38,167)	$29,424	$(8,743)

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

Gross profit for the year ended December 31, 2004 increased to 61% from (1)% in 2003. Gross profit based on product sales for 2004 decreased increased to $198,894 as compared to $(8,743) in 2003. The increased gross profit is primarily due to the increased gross profit from PPSI’s GPO revenue and which was offset in part by lower sales volume of our 1cc clip syringe. During 2003 the Company encountered a non-recurring $381,949 cost adjustment adjustment being paid to a significant GPO customer. The reduction of syringe gross profit is largely the result of decreased sales volume and fixed overhead costs of $7,290. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and recent financings.

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

The Company restated its year-ended December 31, 2003 financial statements to properly reflect certain financial transactions which were previously not reported in accordance with generally accepted accounting principles (GAAP). Although the year-ended December 31, 2003 net loss of $(1,545,601) was not changed, several incorrect practices were corrected. These restatements are described in the following paragraphs and related table.

The Company restated its year ended December 31, 2003 gross profit margin by an aggregate $419,510. This restatement includes three distinct reporting factors. The Company restated its 2003 sales and related cost of revenues by a net $12,439 increase in gross margin to reflect the overall effect of an incorrect 2003 year-end sales cutoff. The Company incurred $50,000 for the year 2003 as a result of inventory write-downs, which have been reclassified to be reported as components of cost of revenues..  Finally, 2003 GPO cost adjustments of $381,949.00 have been reclassified to be reported as a reduction of revenue. For the year-end December 31, 2003, the Company recognized $381,949 of cost adjustments provided to the Company’s group purchasing customer as general and administrative expenses. However, EITF 01-9 requires that such cost adjustments be reported as a reduction of revenues. This reclassification is reported on the enclosed Statement of Operations for year-end December 31, 2003. No such cost adjustment payments have been made to any customer after that time.

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

The Company has corrected the previous reporting of this capitalized the lease. The capitalized lease obligation and related assets have been recorded at the lower of the present value of the minimum lease obligations or the fair value of the minimum lease obligations or the fair value of the related assets of $250,000. In July 2004, the Company purchased the equipment under the lease for $250,000, effectively canceling the lease.

The general and administrative expenses for 2003 have been reduced by $101,388 to correct certain previously reported costs actually incurred as 2003 GAAP expenditures. Certain previously reported fee expenses were established to be subsequent period costs.

The restated Consolidated Statement of Operations for the year-ended December 31, 2003 is composed of the following accounting corrections to these items. Various reclassifications have also been included therein.

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

The working capital deficit of $2,542,657 at December 31, 2003, increased to a deficit of 4,207,570 at December 31, 2004. A significant reason for this increase is the classification of $457,377 of formerly long-term debt as current debt due which resulted from $79,651 in late payments and $377,726 for non-compliance with contractual covenants. Further, net increases in accounts payable and accrued expenses, total loans payable and deferred compensation, partially offset by an increase in accounts receivable also accounted for the decrease in working capital.

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

Item 8A CONTROLS AND PROCEDURES

(a) Based on their evaluation required by Rule 13a-15(b) or 15d-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report. Although the Company did change from the “gross” to the “net” revenue method of accounting for the GPO (Group Purchasing) and physician sampling programs use the “net” method of revenue recognition, this change to a more appropriate accounting method does not reflect on the effectiveness of the controls applied in the circumstances.

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

UNIVEC, INC.

Date: January 3, 2007	By:	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title

/s/ Dr. David Dalton Dr. David Dalton	Chief Executive Officer and a Director Principal Executive Officer)

/s/ Michael Lesisko Michael Lesisko	Chief Financial Officer, Treasurer, Secretary

/s/ S. Robert Grass S. Robert Grass	Chairman and a Director

/s/ William Wooldridge William Wooldridge	Director

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

As discussed in Note 2 to the financial statements, certain errors related to accounting for capital leases and year-end cutoffs for the year ended December 31, 2003 were discovered by management of the Company during the current year. In addition, the Company has restated its year ended December 31, 2004 and 2003 revenue to reflect the Company’s change to the “net” revenue method for its GPO product sales. Accordingly, the 2004 and 2003 financial statements have been restated to reflect these changes and corrections.

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

/s/ Abrams, Foster, Nole & Williams, P.A
Abrams, Foster, Nole & Williams, P.A.

Baltimore, Maryland
September 9,  2005, except for note 2, as to which the date is November 08, 2006

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
value: $336,808)	125
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 412 shares (aggregate liquidation
value: $441,397)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	45,619
issued: 45,618,852 and outstanding: 45,214,698 shares
Additional paid-in capital	10,977,627
Treasury stock, 404,154 shares - at cost	(28,291)
Stock Subscription Receivable	(210,000)
Accumulated deficit	(14,502,350)
Total stockholders' deficit	(3,717,269)
Total liabilities and stockholders' deficit	$4,458,353

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2004 and 2003 (Restated)

	Year-Ended	Year-Ended
	Dec. 31, 2004	Dec. 31, 2003
	(Restated)	(Restated)

Revenues (Note 5)	$327,827	$939,747
Cost of revenues	128,933	948,490

Gross Margin	198,894	(8,743)

Operating Expenses
Marketing and selling	123,400	379,738
Product development	28,871	28,547
General and administrative	1,772,246	847,013
Loss on write-off of goodwill	1,774,119	-
Loss on write-off of capitalized lease	-	121,366
	3,698,636	1,376,664

Loss from Operations	(3,499,742)	(1,385,407)

Other Income (Expense)
Interest expense, net	(108,092)	(91,564)
Gain on extinguishments of debt	144,819	24,872
Other income (expense)	47,795	-
Total other expenses	84,522	(66,692)

Loss from continuing operations	(3,415,220)	(1,452,099)

Loss from discontinued operations:
Discontinued operating losses	(8,260)	(93,502)
Loss on sale of subsidiary	(597,056)	-

Net loss	(4,020,536)	(1,545,601)

Dividends attributable to preferred stock	(35,921)	(39,025)

Loss attributable to common stockholders	$(4,056,457)	$(1,584,626)

Share information
Basic net loss per common share	$(0.11)	$(0.05)

Basic weighted average number
of common shares outstanding	38,510,467	33,751,508

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2004 and 2003 (Restated)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferrred		Common Stock		Additional Paid-in	Treasury Stock		Prepaid Consulting	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Services	Deficit	Equity
Balance, January 1, 2003	124	$1	167	$1	250	$1	104,167	$104			31,772,773	$31,773	$10,296,627				($8,843,338)	$1,485,169
Exchange of Series B and C
for Series E			(122)	(1)	(250)	(1)			522	$1			89,708				(89,707)
Common stock																		.
issued for Cash											500,000	500	19,500					20,000
Consulting fees											100,000	100	9,900					10,000
Loans payable - officers/directors											444,805	444	49,556					50,000
Adjustment to conversion of series A and
options	(124)	(1)
Convert Series B			(45)								1,843,322	1,841	(1,843)
Convert Series E									(30)		340,909	341	(341)
Exercise of options by officer											166,667	167	6,500					6,667
Options issued													36,400					36,400
Net loss																	(1,545,601)	(1,545,601)

Balance, December 31, 2003	-	-	-	-	-	-	104,167	104	492	1	35,168,476	35,169	10,506,007				(10,478,646)	62,635

Sale of Series D							20,833	21					49,979					50,000
Common stock issued for
Cash
Consulting fees											6,000,000	6,000	234,000			($240,000)
Deferred payroll and accrued
expenses - officers											2,160,035	2,160	173,102					175,262
Loans payable - officers/directors											500,000	500	9,500					10,000
Sale of subsidiary													2,829	404,154	($28,291)			(25,462)
Convert Series E and dividends									(80)		1,790,341	1,790	(1,790)				(3,168)	(3,168)
Amortization																30,000		30,000
Options issued													4,000					4,000
Net loss																	(4,020,536)	(4,020,536)

Balance, December 31, 2004							125,000	$125	412	$1	45,618,852	$45,619	$10,977,627	404,154	($28,291)	($210,000)	($14,502,350)	($3,717,269)

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

2. Restatement

The Company has restated (see Note # 5) its year ended December 31, 2004 and 2003 revenue by $19,120,561 and $16,038,075, respectively and the related Cost of Revenues by $19,120,561 and $16,038,075, respectively to reflect the Company’s change to the “net” revenue method for its GPO product sales. The Company determined that there was not a satisfactory extent of risk transferred in the transaction and therefore the provisions of the “net” method of revenue recognition are more appropriate in the circumstances. The Company restated its year ended December 31, 2003 gross profit margin by an aggregate $419,510. This restatement includes three distinct factors. The Company restated its 2003 sales and related cost of revenues by a net $12,439 increase in gross margin to reflect the overall effect of an incorrect 2003 year-end sales cutoff. The Company incurred $50,000 for the year 2003 as a result of inventory write-downs, which have been reclassified to be reported as components of cost of revenues..  Finally, 2003 GPO cost adjustments of  $381,949.00 have been reclassified to be reported as a reduction of revenue. For the year-end December 31, 2003, the Company recognized $381,949 of cost adjustments provided to the Company’s group purchasing customer as general and administrative expenses. However, EITF 01-9 requires that such cost adjustments be reported as a reduction of revenues. This reclassification is reported on the enclosed Statement of Operations for year-end December 31, 2003. No such cost adjustment payments have been made to any customer after that time. All of the financial information described in this footnote is presented in accordance with Accounting Principles Board Statement No. 20, paragraph 37 regarding the nature of the restatement disclosure.

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

21. Selected Quarterly Financial Data - 2004 and 2003 (Unaudited)

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Assets
Cash	$29,443	$8,024	$49,162	$852
Marketable securities	36,349
Accounts receivable	3,123,493	1,628,446	1,508,933	1,472,635
Inventories	179,878	269,672	301,913	295,248
CDs - restricted	340,407	335,000	335,000
Other current assets	46,630	83,341	96,297	124,888
Total current assets	3,756,200	2,324,483	2,291,305	1,893,623
Fixed assets - net	622,685	894,802	542,401	587,598
Goodwill		1,774,119	2,328,662	2,328,662
Other assets	79,468	83,475	6,000	6,000
Total assets	$4,458,353	$5,076,879	$5,168,368	$4,815,883

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$4,380,826	$2,946,251	$2,877,647	$2,762,038
Deferred payroll	1,271,488	1,092,697	1,261,588	1,064,292
Notes and loans pay
- current	1,472,163	1,065,795	350,872	166,376
Loans payable -
officers/directors	260,493	260,493	270,493	270,493
Due to affiliated
companies	578,800	504,643	663,452	328,017
Total current liabilities	7,963,770	5,869,879	5,424,052	4,591,216
Notes and loans
payable - long-term	211,852	696,814	409,051	497,033
Total liabilities	8,175,622	6,566,693	5,833,103	5,088,249
Stockholders’ deficit
Preferred stock - D	125	104	104	104
Preferred stock - E	1	1	1	1
Common stock	45,619	38,628	37,872	37,872
Additional paid-in
capital	10,977,627	10,690,639	10,661,408	10,661,408
Treasury stock	(28,291)	(28,291)
Stock subscription	(210,000)
Accumulated deficit	(14,502,350)	(12,190,895)	(11,364,120)	(10,971,751)
Total stockholders'
deficit	(3,717,269)	(1,489,814)	(664,735)	(272,366)
Total liabilities and
stockholders deficit	$4,458,353	$5,076,879	$5,168,368	$4,815,883

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Assets
Cash	$11,821	$5,968	$7,738	$54,823
Accounts receivable	1,273,322	61,308	72,820	163,851
Inventories	291,715	448,438	457,021	459,480
Other current assets	147,635	157,422	137,832	129,301
Total current assets	1,724,493	673,136	675,411	807,455
Fixed assets - net	633,536	573,011	620,714	665,887
Goodwill	2,328,662	2,328,662	2,328,662	2,328,662
Other assets	6,000	46,691	55,581	55,581
Total assets	$4,692,691	$3,621,500	$3,680,368	$3,857,585

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$2,571,528	$1,397,920	$1,388,157	$1,322,089
Deferred payroll	922,899	681,047	582,167	502,262
Notes and loans pay
- current	177,663	412,997	418,545	423,093
Loans payable -
officers/directors	216,493	200,419	112,419	4,419
Due to affiliated
companies	235,734	133,224	54,037	45,645
Total current liabilities	4,124,317	2,825,607	2,555,325	2,297,508
Notes and loans
payable - long-term	505,739	403,246	403,246	403,246
Total liabilities	4,630,056	3,228,853	2,958,571	2,700,754
Stockholders’ deficit
Preferred stock - A				1
Preferred stock - B			1	1
Preferred stock - C			1	1
Preferred stock - D	104	104	104	104
Preferred stock - E	1	1
Common stock	35,169	34,366	33,616	33,616
Additional paid-in
capital	10,506,007	10,410,745	10,294,788	10,294,785
Treasury stock
Stock subscription
Accumulated deficit	(10,478,646)	(10,052,569)	(9,606,713)	(9,171,677)
Total stockholders'
deficit	62,635	392,647	721,797	1,156,831
Total liabilities and
stockholders deficit	$4,692,691	$3,621,500	$3,680,368	$3,857,585

Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2004	Dec. 31, 2004	Sept. 30, 2004	Sept. 30, 2004	June 30, 2004	June 30, 2004	March 31, 2004
Revenues	$327,827	$31,658	$296,169	$99,631	$196,538	$171,688	$24,850
Cost of revenues	(128,933)	(71,997)	(56,936)	(33,861)	(23,075)	(38,511)	15,426
Gross margin	198,894	(40,339)	239,233	65,770	173,463	133,177	40,286
Operating expenses
Marketing and selling	(123,400)	(7,986)	(115,414)	14,052	(129,466)	(5,328)	(124,138)
Product development	(28,871)	(609)	(28,262)	(25,530)	(2,732)	(1,886)	(846)
General & administrative	(1,772,246)	(457,965)	(1,314,281)	(393,881)	(920,400)	(486,329)	(434,071)
Loss on write-off of
goodwill	(1,774,119)	(1,774,119)
Total operating expenses	(3,698,636)	(2,240,679)	(1,457,957)	(405,359)	(1,052,598)	(493,543)	(559,055)
Loss from operations	(3,499,742)	(2,281,018)	(1,218,724)	(339,589)	(879,135)	(360,366)	(518,769)
Other income (expense)
Interest expense, net	(108,092)	(23,288)	(84,804)	(38,424)	(46,380)	(32,003)	(14,377)
Gain on extinguishment
of debt	144,819	64,225	80,594	40,554	40,040	0	40,040
Other income (expense)	47,795	47,795
Total other income
(expense)	84,522	88,732	(4,210)	2,130	(6,340)	(32,003)	25,663
Loss from continuing
operations	(3,415,220)	(2,192,286)	(1,222,934)	(337,459)	(885,475)	(392,369)	(493,106)
Loss from discontinued
operations
Discontinued operating
losses	(8,260)		(8,260)	(8,260)
Loss on sale of
subsidiary	(597,056)	(116,000)	(481,056)	(481,056)
Net loss	(4,020,536)	(2,308,286)	(1,712,250)	(826,775)	(885,475)	(392,369)	(493,106)
Dividends attributable to
preferred stock	(35,921)	(8,721)	(27,200)	(8,650)	(18,550)	(9,275)	(9,275)
Loss attributable to
common stockholders	($4,056,457)	($2,317,007)	($1,739,450)	($835,425)	($904,025)	($401,644)	($502,381)

Basic net loss per share	($0.11)	($0.06)	($0.05)	($0.02)	($0.02)	($0.01)	($0.01)
Basic weighted avg	38,510,467	39,393,090	37,394,433	38,244,097	36,952,559	37,871,795	35,331,157
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