Form 10KSB/A
period 2005-12-31
UNIVEC INC
filed 2007-01-08
CIK 1029825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________

FORM 10-KSB
Amendment No. 1
__________________________

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

__________________________

822 Guilford Avenue, Suite 208, Baltimore, MD 21202
(410) 347-9959
(Address and telephone number of principal executive office)
__________________________

Former address: 4810 Seton Drive, Baltimore, MD 21215
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:

Title of Class
Common Stock, $.001 par value
__________________________

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

Condensed Consolidated Results of Operations

	2005	2004	Change

Revenues	$81,398	$327,827	(75%)

Cost of Revenues	(3,164)	128,933	(102%)

Gross Margin	84,562	198,894	(57%)

Expenses:

Marketing and Selling
Expense	233,990	123,400	90%
Product Development	3,802	28,871	(87%)
General and
Administrative	1,535,840	1,772,246	(13%)
Interest Expense, Net	200,019	108,092	85%
Gain on Extinguishment
of Debt		(144,819)	-
Loss on write-off of
Goodwill		1,774,119	-
Other Income		(47,795)	-

Total Expenses	1,973,651	3,614,114	(45%)

Discontinued Operations		(8,260)	-
Loss on sale of Subsidiary		(597,056)	-

Net Loss	$(1,889,089)	$(4,020,536)	(53)%

Sales within PPSI’s GPO comprised 50% of the total sales for 2005. The GPO program utilizes the “net” method of revenue recognition.

A breakdown of revenues and cost of revenues for 2005 between the Company and its wholly-owned subsidiary, PPSI, are as follows:

	Univec	PPSI	Total
Revenue	$40,793	$40,605	$81,398
Cost of Revenues	3,164		3,164

Gross Margin	$43,957	$40,605	$84,562

The Company has its focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Sales within PPSI’s GPO program utilizing the “net” revenue recognition comprised 48% and 82% of the total revenue for 2005 and 2004, respectively.

Gross profit for the year ended December 31, 2005 decreased to 0.4% from 1.0% in 2004. Gross profit based on product sales for 2005 decreased to $39,871 as compared to $198,894 in 2004. The reduced gross profit is primarily due to the lower sales revenue and lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of our 1cc clip syringe. The GPO gross profit was 0.4% and 1.4% for the years 2005 and 2004, respectively. The reduction of syringe gross profit is largely the result of decreased sales volume. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our relocation to Maryland from New York during 2003 and our 2004 financings.

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

General and administrative expenses for the year ended December 31, 2005 decreased $236,406 (13%) as compared to 2004. This decrease is due primarily to reductions in compensation, insurance, equipment costs and securities maintenance expenses offset in part by increases in professional fees and travel costs.

Interest expense for the year ended December 31, 2005 increased by $91,927 (85%) as compared to 2004 primarily as a result of increased debt outstanding during 2005.

During the year ended December 31, 2004, the Company determined that an extremely minimal net income had been generated by the wholly owned subsidiary which had been acquired utilizing $1,774,119 of goodwill. The Company also determined that future profitability of the subsidiary was also in doubt. This lack of profitable operations led to the conclusion that the goodwill had been completely impaired and therefore the entire goodwill balance was written-off. The subsidiary owns no physical assets.

Other income for the year ended December 31, 2004 included $36,349 gain on the sale of marketable securities plus $11,446 gain on the sale of equipment.

The Company had a net loss of $1,889,089 for the fiscal year ended December 31, 2005, as compared to a net loss of $4,020,536 for the year ended December 31, 2004. The decreased loss of $2,131,447, or 53%, during 2005 was attributable in part to the 2004 nonrecurring loss of $597,056 on the sale of a subsidiary. The subsidiary was sold during August 2004 in order to reduce the fixed costs associated with its operation. The Company incurred a 2004 nonrecurring $1,749,235 loss on the write-off of goodwill, the $597,056 loss on the sale of a subsidiary and an offsetting gain on extinguishment of debt of $144,819. This increased portion of the Company’s net loss was further related to the 2005 $131,332 reduction in gross profit.

The December 31, 2005 net loss included $787,447 payroll and related expenses versus $849,547 for the year ended December 31, 2004. Insurance expense was $153,969 during 2005 versus $210,696 during 2004. Product development expense was $3,802 during 2005 versus $28,871 during 2004. Professional fees for the year ended December 31, 2005 were $385,093 versus $335,875 incurred for the year ended December 31, 2004.

Liquidity and Capital Resources

The working capital deficit of $4,207,570 at December 31, 2004, increased to a deficit of $5,116,766 at December 31, 2005. This reduction of working capital is primarily attributable to the Company’s $1,933,780 net loss. However, net decreases in accounts receivable and increases in deferred compensation were partially offset by decreases in accounts payable and accrued expenses and also by a decrease in total loans payable. All of these factors contributed to the overall decrease in working capital.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had negative working capital of $5,116,766 and a stockholders' deficit of $4,900,219 and incurred net losses of $(1,933,780) and $(4,020,536) for the years ended December 31, 2005 and 2004, respectively. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

Net cash used in operating activities decreased by $428,502 (57%) to $319,482 for the year ended December 31, 2005 from 2004, primarily due to the continued net loss.

Net cash provided by investing activities of $326,907 resulted from the redemption of restricted cash deposits, which was partially offset by the purchase of fixed assets during 2005.

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

Major Customer - Certain Relationships and Related Transactions

For the year ended December 31, 2005, our largest customer, Pharmacy Services, Inc., a company owned and operated by Dr. David Dalton, President and Chief Executive Officer, purchased goods and generated revenues of $40,605 from PPSI’s GPO. We intend to reduce our reliance on this customer through expanding sales to other parties.

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

(4) Address is c/o the Company, 10 E. Baltimore Street, Suite 1404, Baltimore,  Maryland 21202.

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

During 2005, Pharmacy Services, Inc., a company owned by Dr. David Dalton, President and Chief Executive Officer, purchased $9,936,042 from PPSI's GPO. This transaction represented 99% of total revenue.

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

(a) Exhibits

Exhibit                          Description

2.1
(1) Stock Purchase Agreement and Plan of Reorganization made and entered into as of December 31, 2001, by and among Physician and Pharmaceutical Services, Inc. ("PPSI"), the stockholder of PPSI and the Registrant.

2.2	(2) Stock Purchase Agreement made and entered into as of February 28, 2002, by and among Thermal Waste Technologies, Inc. ("TWT"), the stockholders of TWT and the Registrant.

3.1	(4) Restated Certificate of Incorporation of the Registrant, as amended.

3.2	(3) By-laws of the Registrant, as amended. 4.1(3) Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC, Inc., a New York corporation.

4.3	(3) Form of warrant between the Registrant and the underwriters of the Registrant's initial public offering.

4.4	(3) Specimen Common Stock Certificate.

4.5	(3) Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 herein).

4.6	(3) Registration Rights Agreement among Registrant and the holders of bridge warrants.

4.7	(5) Certificate of Designation of Series B Preferred Stock. 4.8(6) Certificate of Amendment of Certificate of Designation of Series B Preferred Stock.

4.9	(5) Form of Warrant Agreement dated July 27, 1998, between Company and selling security-holder.

4.10	(6) Form of Amended and Restated Warrant Agreement, amending and restating the Warrant Agreement dated July 27, 1998, between the Company and the selling security-holder.

4.11	(5) Registration Rights Agreement dated July 27, 1998, between the Company' and selling security-holder.

4.12	(6) Registration Rights Agreement, dated February 8, 1999, between the Company and the selling security-holder.

4.13	(6) Certificate of Designation of Series C Preferred Stock. 4.14(6) Form of Warrant Agreement dated February 8, 1999. between the Company and selling security-holder.

10.1	(3) Amended 1996 Stock Option Plan of the Registrant.

10.2	(7) 1998 Stock Option Plan of the Registrant.

10.3	(8) 2000 Stock Option Plan of the Registrant.

10.4	(7) Employment Agreement dated as of September 4, 1998 between the Registrant and Joel Schoenfeld.

10.5	(9) Patent License Agreement dated August 16, 2000 by and between the Company and Terumo Europe, NV.

10.6	(9) Manufacturing Agreement dated August 16, 2000, by and between the Company and Terumo, N.V.

10.7	(9) Equipment Purchase Agreement dated August 16, 2000, by and between the Company and Terumo Europe, N.V.

10.10	(9) Employment Agreement dated as of January 1, 2002, between the Registrant and David L. Dalton.

10.11	Employment Agreement dated as of December 31, 2001, between the Registrant and Joel Schoenfeld.

21.1	(3) List of Subsidiaries.

31.1	(10) Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(10) Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(10) Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(10) Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: January 3, 2007

UNIVEC, INC.

By: s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

UNIVEC, INC.

Date: January 3, 2007	By:	/s/ Dr. David Dalton
Chief Executive Officer and a Director (Principal Executive Officer)

Date: January 3, 2007	By:	/s/ Michael Lesisko
Chief Financial Officer, Treasurer, Secretary

Date: January 3, 2007	By:	/s/ S. Robert Grass
Chairman and a Director

Date: January 3, 2007	By:	/s/ William Wooldridge
Director

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND FOR THE TWO YEARS THEN ENDED

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F--2
Consolidated Balance Sheet - December 31, 2005	F--3
Consolidated Statements of Operations - years ended
December 31, 2005 and 2004	F--4
Consolidated Statements of Stockholders' Equity - years
ended December 31, 2005 and 2004	F--5
Consolidated Statements of Cash Flows - years ended
December 31, 2005 and 2004	F--6
Notes to Consolidated Financial Statements	F--7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Univec, Inc.

We have audited the accompanying consolidated balance sheet of Univec, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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
September 8, 2006           Abrams, Foster, Nole & Williams, P.A.
Revised November 15, 2006

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

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2005 and 2004

	2005	2004

Revenues (Note 4)	$81,398	$327,827
Cost of revenues	(3,164)	128,933

Gross Margin	84,562	198,894

Operating Expenses
Marketing and selling	233,990	123,400
Product development	3,802	28,871
General and administrative	1,535,840	1,772,246
	1,773,632	1,924,517

Loss from Operations	(1,689,070)	(1,725,623)

Other Income (Expense)
Interest expense, net	(200,019)	(108,092)
Gain on extinguishments of debt	-	144,819
Loss on write-off of goodwill	-	(1,774,119)
Loss on sale of subsidiary	-	(597,056)
Other income	-	47,795
Total other expenses	(200,019)	(2,286,653)

Loss from continuing operations	(1,889,089)	(4,012,276)

Loss from discontinued operations	-	(8,260)

Net loss	(1,889,089)	(4,020,536)

Dividends attributable to preferred stock	(34,844)	(35,921)

Loss attributable to common stockholders	$(1,923,933)	$(4,056,457)

Share information
Basic net loss per common share	$(0.04)	$(0.11)

Basic weighted average number
of common shares outstanding	52,729,533	38,510,467

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

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had negative working capital of $5,175,588 and stockholders' deficit of $4,959,041 and had incurred net losses of $(1,842,602) and $(4,020,536) for the years ended December 31, 2005 and 2004, respectively. These factors, among others, indicate that the Company's continuation as a going  concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Shipping Income and Expense

Shipping income is included in product sales. Shipping expenses are included in marketing and selling. Shipping expense was $2,396 and $5,312 for the years ended December 31 2005 and 2004, respectively. The Company has included these immaterial shipping expenses in marketing and selling expenses on the consolidated statement of operations. This method is in accordance4 with Emerging Issues Task Force (EITF) Issue No. 00-10, paragraph 6.

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

The Company utilizes the net sales method of recognizing the amount of revenue from GPO product sales. This method is influenced by several factors as defined by EITF 99-19, which the Company’s market agreement has indicated to be in accordance with the net sales method, The suppliers maintain the general inventory risk until the point when the pharmaceutical drug is dispensed to the patient in compliance with the “just in time” inventory method.

The suppliers maintain the general inventory risk until the point when the pharmaceutical drug is dispensed to the patient in compliance with the “just in time” inventory method.

As a result of the different circumstances related to the Company’s manufacture, procurement, distribution and physician sampling programs diverse financial accounting methods are utilized to recognize revenues from its various revenue sources. The Company’s manufacturing and specialty pharmaceutical drug distribution programs employ the “gross” method of recognizing revenue. However, because of the distinctive type of services provided to the customers, GPO and physician sampling programs utilize the “net” method of revenue recognition.

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

Stock Based Compensation

Compensation cost for common stock, stock options, warrants, etc., issued to employees and non-employees is based on the fair value method. The corporate stock is publicly traded. In accordance with Statement of Financial Accounting Standards Board Statement Number 123, paragraph 47(d), the cost of such transactions are measured at the closing trade price of the common stock at the date of issue of the stock and stock options.

During the year ended December 31, 2005, 5,640,882 common shares valued at $190,830 were exchanged for $82,771 of payroll expenses plus $108,059 of employee benefit costs and other employee expenses. During the year ended December 31, 2004, 2,160,035 common shares valued at $175,262 were exchanged for $50,000 of payroll expenses plus $125,262 of employee benefit costs

Income Taxes

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

New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Statement # 123R, Stock Based Compensation, is effective for the year ended December 31, 2006. The interpretive response states that a registrant should evaluate each new accounting standard to SEC Staff Accounting Bulletin Topic 11:M - Question 2 directs the registrant to determine the appropriate disclosure in the given circumstances. Univec, Inc. intends to adopt Statement # 123R, Stock Based Compensation, for the year ended December 31, 2006. This response also applies to the unaudited interim financial statements for the six months ended June 30, 2006.

Management does not believe that any other recently issued , but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

The GPO and physician sampling programs use the “net” method of revenue recognition. However, the Company remains as the primary credit obligor in these arrangements.

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

In January 2005, the security was sold for $36,101.

6. Inventories

Inventories consisted of the following:

Raw materials	$158,499
Work-in-process	89,641
Finished goods	25,494
273,634
Less: allowance for valuation	(125,000)
$148,634

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

8. Notes and Loans Payable

As of December 31, 2005, notes and loans payable consisted of:

Loan due to a shareholder through July, 2009,
with interest at prime plus 2% (1)	$500,000
Loans payable to agencies for economic
development payable at $4,615 per month until
July 2009, with interest at 4% per annum (1)	97,321
Loan payable to a vendor without specific
payment terms or interest (2)	211,852
Loan payable to a vendor without, specific interest	135,000
Loan payable to a vendor due April 30, 2007
with interest at prime plus 2% per annum	78,151
Notes payable with interest at 8%	85,000
Notes payable with interest at 12%,
per annum	55,000
Notes payable to a shareholder's trusts, with interest
at 12%, per annum (2)	27,000
Other	19,297
1,208,621
Less: Current portion of notes and loans payable	890,438
$318,183

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
Company, due on demand, with interest
at prime, plus 2%, per annum (1)	$200,000
Notes payable to a directors	108,300
$308,300

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

During December 2004 and again during March, 2005 the Company sold 20,833 shares of Series D preferred stock to a customer for $50,000 for each respective group of20,833 shares. At December 31, 2005, another $150,000 is receivable from the shareholder for Series D stock purchase commitments due under this agreement.

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

Holders of preferred shares have no voting rights.

As of December 31, 2005, cumulative dividends in arrears on preferred stock were:

Series D	$54,272
Series E	38,747
$93,019

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

18 Goodwill

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

In accordance with Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets, paragraph 47(a) and 47(b), the Company determined that because the entire balance of this goodwill had ceased being of any economic value to the Company the entire carrying value of the asset was subject to write-off. The Company determined that this goodwill was providing no economic value and therefore in accordance with the provisions of Financial Accounting Standards No. 142, the entire economic value of the asset was written-off.

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

On July 31, 2006 the Company completed the private placement of a $2,000,000 6% Note Warrants Securities Purchase Agreement. The Agreement allows the investor to purchase 10,000,000 common stock warrants for seven years at an exercise price of $0.02 each. The Notes and Warrants were issued in reliance upon exemptions from regulation pursuant to section 4(2) of the Securities Act of 1933 and Regulation 506 of Regulation D promulgated thereto. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933.

The initial closing was for financing of the principal amount of $700,000 for which callable secured convertible notes were issued. Under the securities purchase agreement, the principal amount of $600,000 is be received when the SB-2 registration statement is filed with the SEC. The final amount of $700,000 is to be received when the registration statement is declared effective. At both times, callable secured convertible notes will be issued for such amounts. The note is convertible into the Company’s common shares at the lowest three intra-day trading prices during the twenty trading days immediately prior to the conversion date as discounted by 40%. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of the outstanding common shares of the Company

The Notes carry an interest rate of 6% per annum and a maturity date of July 31, 2009. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.25, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

Based on this recent financing, we have also issued 10,000,000 warrants convertible into shares of the Company’s common stock. Each warrant entitles the holder to one share of common stock. The exercise price is $0.02 per share and is exercisable for seven years from the date of issuance. The warrants have a cashless exercise feature. For the 10,000,000 warrants issued on July 31, 2006, the expiration date is July 31, 2013.

The convertible notes and warrants (the “Securities”) were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. No commission was paid for the issuance of such Securities. The above issuance of Securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of such shares by the Company did not involve a public offering. The holders of these Securities were each accredited.

None of the Securities has been converted to common stock as yet. The Securities have been recoded as convertible debt payable by the Company.

As defined by EITF 00-19, paragraph 12 to 32, because the Contracts include a provision that could require net-cash settlement then the contracts cannot be accounted for as equity of the Company (that is liability classification is required for such contracts). Further, the Company has concluded that this obligation qualifies as conventional convertible debt.

As provided by SFAS No. 133 and EITF Issue 11-19, because the warrants are not a hedging instrument, the gain or loss resulting from changes in the fair value of the instrument are to be recognized in earnings of the period of the change in value.

Because the Callable Convertible Secured Notes and warrants were not issued until July 31, 2006, their value has not been included in the financial statements of the Company at June 30, 2006

Subsequent to December 31, 2005, the Company borrowed an additional $4,208 from the affiliated companies.

20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Assets
Cash	$991	$3,301	$2,970	$10,079
Accounts receivable	174,864	970,529	3,066,601	2,956,590
Inventories	193,325	179,877	179,878	179,878
Certificates of Deposit -
Restricted		348,949	340,407	340,407
Other current assets				5,967
Total current assets	369,180	1,502,656	3,589,856	3,492,921
Fixed assets - net	520,092	542,031	578,139	606,185
Other assets	64,638	67,310	70,117	75,461
Total assets	$953,910	$2,111,997	$4,238,112	$4,174,567

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$1,598,524	$2,310,356	$4,279,589	$4,180,057
Deferred payroll	1,878,483	1,711,081	1,535,309	1,354,639
Notes and loans pay
- current	890,438	1,334,446	1,337,946	1,417,199
Loans payable -
officers/directors	258,300	265,493	260,493	260,493
Due to affiliated
companies	815,510	752,360	684,175	685,225
Total current liabilities	5,441,255	6,373,736	8,097,512	7,897,613
Notes and loans
payable - long-term	318,183	216,332	258,352	211,152
Loans payable -
officers/directors long-term	50,000
Total liabilities	5,809,438	6,590,068	8,355,864	8,108,765

Stockholders’ deficit
Preferred stock - D	208	146	146	146
Preferred stock - E	1	1	1	1
Common stock	57,634	56,464	56,465	48,062
Additional paid-in
capital	11,514,390	11,352,754	11,352,754	11,135,273
Treasury stock	(28,291)	(28,291)	(28,291)	(28,291)
Stock subscription		(30,000)	(90,000)	(150,000)
Accumulated deficit	(16,399,470)	(15,829,145)	(15,408,827)	(14,939,389)
Total stockholders'
deficit	(4,855,528)	(4,478,071)	(4,117,752)	(3,934,198)
Total liabilities and
stockholders deficit	$953,910	$2,111,997	$4,238,112	$4,174,567

20. Selected Quarterly Financial Data - 2004 (Unaudited)
Univec, Inc. and Subsidiaries
Balance Sheets
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Assets
Cash	$29,443	$8,024	$49,162	$852
Marketable securities	36,349
Accounts receivable	3,123,493	1,628,446	1,508,933	1,472,635
Inventories	179,878	269,672	301,913	295,248
Certificates of Deposit -
Restricted	340,407	335,000	335,000
Other current assets	46,630	83,341	96,297	124,888
Total current assets	3,756,200	2,324,483	2,291,305	1,893,623
Fixed assets - net	622,685	894,802	542,401	587,598
Goodwill		1,774,119	2,328,662	2,328,662
Other assets	79,468	83,475	6,000	6,000
Total assets	$4,458,353	$5,076,879	$5,168,368	$4,815,883
Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$4,380,826	$2,946,251	$2,877,647	$2,762,038
Deferred payroll	1,271,488	1,092,697	1,261,588	1,064,292
Notes and loans pay
- current	1,472,163	1,065,795	350,872	166,376
Loans payable -
officers/directors	260,493	260,493	270,493	270,493
Due to affiliated
companies	578,800	504,643	663,452	328,017
Total current liabilities	7,963,770	5,869,879	5,424,052	4,591,216
Notes and loans
payable - long-term	211,852	696,814	409,051	497,033
Total liabilities	8,175,622	6,566,693	5,833,103	5,088,249
Stockholders’ deficit
Preferred stock - D	125	104	104	104
Preferred stock - E	1	1	1	1
Common stock	45,619	38,628	37,872	37,872
Additional paid-in
capital	10,977,627	10,690,639	10,661,408	10,661,408
Treasury stock	(28,291)	(28,291)))
Stock subscription	(210,000))))
Accumulated deficit	(14,502,350)	(12,190,895)	(11,364,120)	(10,971,751)
Total stockholders'
deficit	(3,717,269)	(1,489,814)	(664,735)	(272,366)
Total liabilities and
stockholders deficit	$4,458,353	$5,076,879	$5,168,368	$4,815,883

20. Selected Quarterly Financial Data - 2005 (Unaudited)
Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2005	Dec. 31, 2005	Sept. 30, 2005	Sept. 30, 2005	June 30, 2005	June 30, 2005	March 31, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$81,398	$3,014	$78,384	($6,683)	$85,067	$45,056	$40,011
Cost of revenues	3,164	9,176	(6,012)	17,135	(23,147)	(8,201)	(14,946)
Gross margin	84,562	12,190	72,372	10,452	61,920	36,855	25,065
Operating expenses
Marketing and selling	(233,990)	(1,015)	(232,975)	(74,897)	(158,078)	(65,988)	(92,090)
Product development	(3,802)	(3,154)	(648)	0	(648)	(648)
General & administrative	(1,535,840)	(524,333)	(1,011,507)	(283,161)	(728,346)	(389,941)	(338,405)
Total operating expenses.	(1,773,632)	(528,502)	(1,245,130)	(358,058)	(887,072)	(456,577)	(430,495)
Loss from operations	(1,689,070)	(516,312)	(1,172,758)	(347,606)	(825,152)	(419,722)	(405,430)
Other income (expense)
Interest expense, net	(200,019)	(54,012)	(146,007)	(72,712)	(73,295)	(43,874)	(29,421)
Total other income
(expense)	(200,019)	(54,012)	(146,007)	(72,712)	(73,295)	(43,874)	(29,421)
Net loss	(1,889,089)	(570,324)	(1,318,765)	(420,318)	(898,447)	(463,596)	(434,851)
Dividends attributable to
preferred stock	(34,844)	(9,704)	(26,631)	(8,213)	(18,418)	(8,213)	(10,205)
Loss attributable to
common stockholders	($1,923,933)	($502,810)	($1,345,396)	($428,531)	($916,865)	($471,809)	($445,056)

Basic net loss per share	($0.04)	($0.01)	($0.03)	($0.01)	($0.02)	($0.01)	($0.01)
Basic weighted average
number common
shares outstanding	52,729,533	57,634,282	50,999,828	56,464,432	48,222,239	49,500,728	47,330,653

20. Selected Quarterly Financial Data - 2004 (Unaudited)
Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2004	Dec. 31, 2004	Sept. 30, 2004	Sept. 30, 2004	June 30, 2004	June 30, 2004	March 31, 2004
	(As Restated	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$327,827	$31,658	$296,169	99,631	$196,538	$171,688	$24,850
Cost of revenues	(128,933)	(71,997)	(56,936)	(33,861)	(23,075)	(38,511)	(15,436)
Gross margin	198,894	(40,339)	239,233	65,770	173,463	133,177	40,286

Operating expenses
Marketing and selling	(123,400)	(7,986)	(115,414)	14,052	(129,466)	(5,328)	(124,138)
Product development	(28,871)	(609)	(28,262)	(25,530)	(2,732)	(1,886)	(846)
General & administrative	(1,772,246)	(457,965)	(1,314,281)	(393,881)	(920,400)	(486,329)	(434,071)
Loss on write-off of goodwill	(1,774,119)	(1,774,119)
Total operating expenses.	(3,698,636)	(2,240,679)	(1,457,957)	(405,359)	(1,052,598)	(493,543)	(559.055)
Loss from operations	(3,499,742)	(2,281,018)	(1,218,724)	(339,589)	(879,135)	(360,366)	(518,769)
Other income (expense)
Interest expense, net	(108,092)	(23,288)	(84,804)	(38,424)	(46,380)	(32,003)	(14,377)
Gain on extinguishment of debt	144,819	64,225	80,594	40,554	40,400		40,400
Other income (expense)	47,795	47,795
Total other income (expense)	84,522	88,732	(4,210)	2,130	(6,340)	(32,003)	25,663
Loss from continuing operations	(3,415,220)	(2,192,284)	(1,222,934)	(337,459)	(885,475)	(392369)	(493,106)

Loss from discontinued operations
Discontinued operating losses	(8,260)		(8,260)	(8,260)
Loss on sale of subsidiary	(597,056)	(116,000)	(481,056)	(481,056)
Net loss	(4,020,536)	(2,308,286)	(1,712,250)	(826,775)	(885,475)	(392,369)	(493,106)
Dividends distributable to
preferred stock	(35,921)	(8,721)	(27,200)	(8,650)	(18,550)	(9,275)	(9,275)
Loss attributable to common
stockholders	($4,056,457)	($2,317,007)	($1,739,450)	($835,425)	($904,025)	($401,644)	($502,371)

Basic net loss per share	($0.11)	($0.06)	($0.05)	($0.02)	($0.02)	($0.01)	($0.01)
Basic weighted average number
common shares
outstanding	38,510,467	39,393,090	37,394,433	38,244,097	36,952559	37871795	35,331,157

20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six MonthsEnded	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 30, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	($1,889,089)	($1,318,765)	($898,447)	($434,851)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	342,122	286,312	187,397	94,007
Stock based compensation	167,198	167,198	167,198
Gain on receipt of marketable securities	36,349	36,349	36,349	36,349
Changes in assets and liabilities, net
Accounts receivable	3,098,629	2,152,963	56,891	166,902
Inventories	(13,447)
Other current assets and other assets	45,431	46,630	46,630	40,663
Accounts payable and accrued expenses	(2,629,243)	(2,097,474)	(128,241)	(210,617)
Deferred payroll	522,068	522,364	346,592	165,922
Net cash used in operating activities	(319,982)	(204,423)	(185,631)	(141,625)
Cash flows from investing activities
Purchases of fixed assets	(13,500)	(13,500)	(13,500)	(13,500)
(Increase) decrease in restricted cash	340,407	(8,542)
Net cash used in investing activities	326,907	(22,042)	(13,500)	(13,500)

Cash flows from financing activities
Increase in due to affiliated companies	306,710	243,560	175,375	106,423
Increase in loans payable - officers/directors	55,000	55,000	50,000
Proceeds from sale of stock	85,000	85,000	85,000	85,000
Payments on notes and loans payable	(482,587)	(183,237)	(137,717)	(55,662)
Net cash provided by financing activities	(35,877)	200,323	172,658	135,761

Net increase (decrease) in cash	(28,952)	(26,142)	(26,473)	(19,364)
Cash, beginning of period	29,443	29,443	29,443	29,443
Cash, end of period	$491	$3,301	$2,970	$10,079

 20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six Months Ended	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Cash flows from operating activities
Net loss	($4,020,536)	($1,712,250)	($885,475)	($493,106)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719	489,316
Depreciation and amortization	189,008	135,686	91,135	45,938
Write-off equipment	57,295
Valuation allowance for inventories	75,000
Stock based compensation	4,000
(Gain) on cancellation of capital lease	(2,894)
(Gain) on extinguishment of debt	(98,547)	(80,594)	(40,040)	(40,040)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net
Accounts receivable	(506,983)	(367,110)	(235,611)	(199,313)
Inventories	17,698	2,904	(10,198)	(3,533)
Other current assets and other assets	(3,320)	(104,130)	51,338	28,332
Accounts payable and accrued expense	713,610	674,430	306,120	228,872
Deferred payroll	619,631	440,840	496,793	299,497
Net cash used in operating activities	(747,984)	(520,908)	(225,938)	(133,353)
Cash flows from investing activities
Purchases of fixed assets (net)	(397,068)	(397,068)
(Increase) in restricted cash	(340,407)	(335,000)	(335,000)
Cash used in sale of subsidiary (net)	(5,670)	(92,977)
Net cash used in investing activities	(743,145)	(825,045)	(335,000)	0

Cash flows from financing activities
Proceeds from loans payable (net)	1,104,344	1,184,623	140,585
Increase in due to affiliated companies	567,193	270,883	429,693	92,283
Increase in loans payable - officers/directors	54,000	54,000	54,000	54,000
Proceeds from sale of stock	50,000
Payments on notes and loans payable	(242,386)	(167,350)	(25,999)	(23,899)
Payments of capital lease obligations	(21,232)
Dividends converted to preferred stock	(3,168)
Net cash provided by financing activity	1,508,751	1,342,156	598,279	122,384

Net increase (decrease) in cash	17,622	(3,797)	37,341	(10,969)
Cash, beginning of period	11,821	11,821	11,821	11,821
Cash, end of period	$29,443	$8,024	$49,162	$852

The year ended December 31, 2005 and 2004, including all quarterly periods within those years, financial statements have been restated to properly reflect the revenues and related cost of revenues from its Group Purchasing Operation (GPO) and physician sampling programs. The Company has restated the revenue and cost of revenue from these activities to the “net” method of revenue recognition. Previously, the Company utilized the “gross” method of revenue recognition for such activities.

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