Form 10QSB/A
period 2006-06-30
UNIVEC INC
filed 2007-01-08
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Amendment 1
to
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

As of August 31, 2006 Issuer had 57,478,726 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART 1	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED BALANCE SHEET - June 30, 2006	3

	CONSOLIDATED STATEMENT OF OPERATIONS - Six and Three months ended June 31, 2006 and 2005	4

	CONSOLIDATED STATEMENT OF CASH FLOWS - Six months ended June 30, 2006 and 2005	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS	8

ITEM 3	CONTROLS AND PROCEDURES	11

PART II	OTHER INFORMATION	13

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	12

SIGNATURES		13

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
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	59,045
issued: 59,044,921 and outstanding: 58,640,767 shares
Additional paid-in capital	11,542,462
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(16,644,551)

Total stockholders' deficit	(5,071,126)

Total liabilities and stockholders' deficit	$938,161

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$6,480	$45,056	$13,684	$85,067
Cost of revenues	(4,860)	(8,201)	(10,263)	(23,147)

Gross Margin	1,620	36,855	3,421	61,920

Operating Expenses
Marketing and selling	(95)	(65,988)	(12,392)	(158,078)
Product development	2,916	(648)	2,578	(648)
General and administrative	(34,414)	(389,941)	(171,376)	(728,346)

Total operating expenses	(31,593)	(456,577)	(181,190)	(887,072)

Loss from Operations	(29,973)	(419,722)	(177,769)	(825,152)

Other Income (Expense)
Interest expense, net	(32,537)	(43,874)	(67,312)	(73,295)

Total other expenses	(32,537)	(43,874)	(67,312)	(73,295)

Net loss	(62,510	(463,596)	(245,081)	(898,447)

Dividends attributable to preferred stock	(8,213)	(8,213)	(16,426)	(18,418)

Loss attributable to common stockholders	(70,723)	(471,809)	($261,507)	($916,865)

Share information
Basic net loss per common share	($0.00)	($0.01)	($0.01)	($0.02)
Basic weighted average number
of common shares outstanding	59,044,921	37,871,795	58,787,733	48,222,239

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Six months ended June 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(245,081)	$(898,447)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	8,015	187,397
Stock based compensation		167,199
Receipt of gain on marketable securities		36,349
Changes in assets and liabilities
Accounts receivable	(9,520)	56,891
Inventories	10,263
Other current assets and other assets	6,000	46,630
Accounts payable and accrued expenses	156,150	(128,243)
Deferred payroll	62,175	346,592

Net cash (used in) operating activities	(11,998)	(185,632)

Cash flows from investing activities
Fixed assets acquired	-	(13,500)

Net cash used in investing activities	-	(13,500)

Cash flows from financing activities
Increase in due from affiliated companies	4,208	175,375
Increase in loans payable - officers/directors	6,614	50,000
Proceeds from sale of stock		85,000
Payments on notes and loans payable	-	(137,717)

Net cash provided by financing activities	10,822	172,658

Net (decrease) in cash	(1,176)	(26,474)
Cash, beginning of period	991	29,444

Cash, end of period	$(185)	$2,970

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

Condensed Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,

	2006	2005	Change	2006	2005	Change

Revenues	$6,480	$45,056	(86%)	$13,684	$85,067	(84%)
Cost of Revenues	(4,860)	(8,201)	(41%)	(10,263)	(23,147	(56%)
Gross Margin	1,620	36,855	(96%)	3,421	61,920	(94%)
Expenses:
Marketing and Selling	95	65,988	(100%)	12,392	158,078	(92%)
Product Development	(2,916)	648	550%	(2,578)	648	497%)
General and Administrative	34,414	389,941	(91%)	171,376	728,346	(76%)
	31,593	456,577		181,190	887,072	(80%)
Other Income (Expense)
Interest Expense, Net	(32,537)	(43,874)	(26%)	(67,312)	(73,295	(8%)
Net Loss	$(62,510)	$(463,596	87%	$(245,081	$(898,447	73%

Results of Operations

For the Three Months Ended June 30, 2006, as Compared to the Three Months Ended June 30, 2005

Revenues
Revenues for the three months ended June 30, 2006 were $6,408, a decrease of $38,576, from $45,056 in revenues for the three months ended June 30, 2005. The decrease of 86% in revenues during 2006 was attributable to a decrease in product sales. Sales within Univec, Inc. comprised total sales for the three month period ended June 30, 2006. PPSI has experienced a complete reduction in sales to its principal group purchasing organization (GPO) customer. This sales depletion will continue to have a detrimental effect on operations for the impending future..

As a result of the decrease in revenues, management has decided to focus Company resources in the distribution sector allowing for direct control of product purchases and distribution, which in our belief will have greater gross margin opportunity, although gross revenue will be maintained at present levels. Management believes that this model will allow a direct relationship with the end purchaser and not be dependent on an intermediary. The Company will endeavor to replace declining revenues by placing increased product sales in the direct marketplace and by expanding its higher gross profit atypical product sales. The Company will focus on marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Gross Margin

Gross margin decreased to 25% from 82.0% as compared to the three months ended June 30, 2005.. The reduced gross margin is primarily due to the lower gross profit contribution from our reduced sales volume of our pharmaceutical drugs and syringes. We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customer’s commercial activity decline.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $31,593 as compared to $456,577 for the three months ended June 30, 2005 or a 93% decrease. Operating expenses for the three months ended June 30, 2006 consisted of $95 in selling and marketing fees, $(2,916) in product development fees and $34,414 in general and administrative expenses.

Several categories of operating expenses were reduced substantially during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The most substantial of the expense reductions included the following:

	Quarter ended June 30, 2006	Quarter ended June 30, 2005
Payroll and related expenses	$0	$185,516
Insurance	18,717	24,322
Professional fees	5,350	61,550
Travel and automobile	6,153	80,738
Equipment depreciation	0	28,047

Net Income (Loss)

The Company had a net loss of $62,510 for the three months ended June 30, 2006 and a loss of $463,596 for the three months ended June 30, 2005 or an 86% decrease. The decreased loss of $401,086 was mostly attributable to the reduction in general and administrative expenses.

For the Six Months Ended June 30, 2006, as Compared to the Six Months Ended June 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 were $13,684, a decrease of $71,383, from $85,067 in revenues for the same period ended June 30, 2005. The decrease of 84% in revenues during 2006 was attributable to a decrease in product sales as discussed above.

Gross Margin

Gross margin decreased to 25% from 73.0% as compared to the six months ended June 30, 2005.. The reduced gross margin is primarily due to the lower gross profit contribution from the reduced sales volume of our pharmaceutical drugs and syringes. We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customer’s commercial activity decline.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 were $181,190 as compared to $887,072 for the six months ended June 30, 2005 or an 80% decrease. Operating expenses for the six months ended June 30, 2006 consisted of $12,392 in selling and marketing fees, $(2,578) in product development fees and $171,376 in general and administrative expenses.

Several categories of operating expenses were reduced substantially during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The most substantial of the expense reductions included the following:

	YTD June 30, 2006	YTD June 30, 2005
Payroll and related expenses	$65,711	$394,440
Insurance	42,199	82,311
Professional fees	21,676	134,778
Travel and automobile	12,153	87,185
Market consulting	0	45,000
Equipment depreciation	0	58,047

Net Income (Loss)

The Company had a net loss of $245,081 for the six months ended June 30, 2006 and a loss of $898,447 for the six months ended June 30, 2005 or a 73% decrease. The decreased loss of $653,366 was mostly attributable to the reduction in general and administrative expenses.

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

UNIVEC, INC.

Dated: January 3, 2007,	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: January 3, 2007	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)