Form 10KSB/A
period 2005-12-31
UNIVEC INC
filed 2007-02-23
CIK 1029825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-KSB
Amendment No. 2
____________________________
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

____________________________

822 Guilford Avenue, Suite 208, Baltimore, MD 21202
(410) 347-9959
(Address and telephone number of principal executive office)

____________________________

Former address: 4810 Seton Drive, Baltimore, MD 21215
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:

Title of Class
Common Stock, $.001 par value
____________________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB Amendment No. 2 or any other amendment to this Form 10-KSB. /X/

Revenues for the issuer's most recent fiscal year were $81,398.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on December 31,  2005 was $1,144,602.

____________________________

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

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)(1) Prior to July 2, 1999, the Company's Common Stock and redeemable Common Stock Purchase Warrants (expired April 2002) traded on the Nasdaq Small Cap Market. Following that date, the common stock and warrants have been quoted on the OTC Bulletin Board under the symbols "UNVC" and "UNVCW", respectively.

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

Condensed Consolidated Results of Operations

	2005	2004	Change

Revenues	$81,398	$327,827	(75%)

Cost of Revenues	(3,164)	128,933	(102%)

Gross Margin	84,562	198,894	(57%)

Expenses:

Marketing and Selling
Expense	233,990	123,400	90%
Product Development	3,802	28,871	(87%)
General and
Administrative	1,535,840	1,772,246	(13%)
Loss on write-off of
Goodwill		1,774,119	-
Interest Expense, Net	200,019	108,092	85%
Gain on Extinguishment
of Debt		(144,819)	-
Other Income	-	(47,795)	-

Total Expenses	1,973,651	3,614,114	(45%)

Discontinued Operations		(8,260)	-
Loss on sale of Subsidiary	-	(597,056)	-

Net Loss	$(1,889,089)	$(4,020,536)	(53)%

Sales within PPSI’s GPO comprised 50% of the total sales for 2005. The GPO program utilizes the “net” method of revenue recognition.

A breakdown of revenues and cost of revenues for 2005 between the Company and its wholly-owned subsidiary, PPSI, are as follows:

	Univec	PPSI	Total
Revenue	$40,793	$40,605	$81,398
Cost of Revenues	3,164	-	3,164

Gross Margin	$43,957	$40,605	$84,562

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

In July 2004, the Company borrowed an aggregate of $1,000,000 from a city development agency, ,a state development agency and a stockholder. These proceeds provided us with resources to acquire equipment, refinance an equipment capital lease and for working capital to enable us to continue to implement our business strategy. The proceeds from the above loans and our designation as a minority business enterprise (MBE) should increase our marketing service capabilities to pharmaceutical companies and to develop new products.

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

20-

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

21-

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

-22

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

Dated: February 22,2007

UNIVEC, INC.

By: s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on February 22, 2007 in the capacities indicated.

UNIVEC, INC.

By:	/s/ Dr. David Dalton
Chief Executive Officer and a Director (Principal Executive Officer)

By:	/s/ Michael Lesisko
Chief Financial Officer, Treasurer, Secretary

By:	/s/ S. Robert Grass
Chairman and a Director

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
November 15, 2006                     Abrams, Foster, Nole & Williams, P.A.

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

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2005 and 2004
	2005	2004

Revenues (Note 4)	$81,398	$327,827
Cost of revenues	(3,164)	128,933

Gross Margin	84,562	198,894

Operating Expenses
Marketing and selling	233,990	123,400
Product development	3,802	28,871
General and administrative	1,535,840	1,772,246
Loss on write-off of goodwill	0	1,774,119
	1,773,632	3,698,636

Loss from Operations	(1,689,070)	(3,499,742)

Other Income (Expense)
Interest expense, net	(200,019)	(108,092)
Gain on extinguishments of debt	-	144,819
Other income	-	47,795
Total other expenses	(200,019)	84,522

Loss from continuing operations	(1,889,089)	(3,415,220)

Loss from discontinued operations	-	(8,260)
Loss on sale of subsidiary	0	(597,056)

Net loss	(1,889,089)	(4,020,536)

Dividends attributable to preferred stock	(34,844)	(35,921)

Loss attributable to common stockholders	$(1,923,933)	$(4,056,457)

Share information
Basic net loss per common share	$(0.04)	$(0.11)
Basic weighted average number
of common shares outstanding	52,729,533	38,510,467

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

The Company utilizes the net sales method of recognizing the amount of revenue from GPO product sales. This method is influenced by several factors as defined by EITF 99-19, which the Company’s market agreement has indicated to be in accordance with the net sales method. The suppliers maintain the general inventory risk until the point when the pharmaceutical drug is dispensed to the patient in compliance with the “just in time” inventory method.

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

During the year ended December 31, 2005, 5,640,882 common shares valued at $190,830 were exchanged for $82,771 of payroll expenses plus $108,059 of employee benefit costs and other employee expenses. During the year ended December 31, 2004, 2,160,035 common shares valued at $175,262 were exchanged for $50,000 of payroll expenses plus $125,262 of employee benefit costs.

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

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, paragraph 47(a) and 47(b), the Company determined that because the entire balance of this goodwill had ceased being of any economic value to the Company the entire carrying value of the asset was subject to write-off. The Company determined that this goodwill was providing no economic value and therefore in accordance with the provisions of Financial Accounting Standards No. 142, the entire economic value of the asset was written-off.

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

Note 20 Selected Quarterly Financial Data

20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Balance Sheets

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Assets
Cash	$991	$3,301	$2,970	$10,079
Accounts receivable	174,864	970,529	3,066,601	2,956,590
Inventories	193,325	179,877	179,878	179,878
Certificates of Deposit -
Restricted		348,949	340,407	340,407
Other current assets				5,967
Total current assets	369,180	1,502,656	3,589,856	3,492,921
Fixed assets - net	520,092	542,031	578,139	606,185
Other assets	64,638	67,310	70,117	75,461
Total assets	$953,910	$2,111,997	$4,238,112	$4,174,567

Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$1,598,524	$2,310,356	$4,279,589	$4,180,057
Deferred payroll	1,878,483	1,711,081	1,535,309	1,354,639
Notes and loans pay
- current	890,438	1,334,446	1,337,946	1,417,199
Loans payable -
officers/directors	258,300	265,493	260,493	260,493
Due to affiliated
companies	815,510	752,360	684,175	685,225
Total current liabilities	5,441,255	6,373,736	8,097,512	7,897,613
Notes and loans
payable - long-term	318,183	216,332	258,352	211,152
Loans payable -
officers/directors long-term	50,000	-	-	-
Total liabilities	5,809,438	6,590,068	8,355,864	8,108,765

Stockholders’ deficit
Preferred stock - D	208	146	146	146
Preferred stock - E	1	1	1	1
Common stock	57,634	56,464	56,465	48,062
Additional paid-in
capital	11,514,390	11,352,754	11,352,754	11,135,273
Treasury stock	(28,291)	(28,291)	(28,291)	(28,291)
Stock subscription		(30,000)	(90,000)	(150,000)
Accumulated deficit	(16,399,470)	(15,829,145)	(15,408,827)	(14,939,389)
Total stockholders'
deficit	(4,855,528)	(4,478,071)	(4,117,752)	(3,934,198)
Total liabilities and
stockholders deficit	$953,910	$2,111,997	$4,238,112	$4,174,567

20. Selected Quarterly Financial Data - 2004 (Unaudited)
Univec, Inc. and Subsidiaries
Balance Sheets
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Assets
Cash	$29,443	$8,024	$49,162	$852
Marketable securities	36,349
Accounts receivable	3,123,493	1,628,446	1,508,933	1,472,635
Inventories	179,878	269,672	301,913	295,248
Certificates of Deposit -
Restricted	340,407	335,000	335,000
Other current assets	46,630	83,341	96,297	124,888
Total current assets	3,756,200	2,324,483	2,291,305	1,893,623
Fixed assets - net	622,685	894,802	542,401	587,598
Goodwill		1,774,119	2,328,662	2,328,662
Other assets	79,468	83,475	6,000	6,000
Total assets	$4,458,353	$5,076,879	$5,168,368	$4,815,883
Liabilities and Stockholders Deficit
Accounts payable &
accrued expenses	$4,380,826	$2,946,251	$2,877,647	$2,762,038
Deferred payroll	1,271,488	1,092,697	1,261,588	1,064,292
Notes and loans pay
- current	1,472,163	1,065,795	350,872	166,376
Loans payable -
officers/directors	260,493	260,493	270,493	270,493
Due to affiliated
companies	578,800	504,643	663,452	328,017
Total current liabilities	7,963,770	5,869,879	5,424,052	4,591,216
Notes and loans
payable - long-term	211,852	696,814	409,051	497,033
Total liabilities	8,175,622	6,566,693	5,833,103	5,088,249
Stockholders’ deficit
Preferred stock - D	125	104	104	104
Preferred stock - E	1	1	1	1
Common stock	45,619	38,628	37,872	37,872
Additional paid-in
capital	10,977,627	10,690,639	10,661,408	10,661,408
Treasury stock	(28,291)	(28,291)
Stock subscription	(210,000)
Accumulated deficit	(14,502,350)	(12,190,895)	(11,364,120)	(10,971,751)
Total stockholders'
deficit	(3,717,269)	(1,489,814)	(664,735)	(272,366)
Total liabilities and
stockholders deficit	$4,458,353	$5,076,879	$5,168,368	$4,815,883

20. Selected Quarterly Financial Data - 2005 (Unaudited)
Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2005	Dec. 31, 2005	Sept. 30, 2005	Sept. 30, 2005	June 30, 2005	June 30, 2005	March 31, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$81,398	$3,014	$78,384	($6,683)	$85,067	$45,056	$40,011
Cost of revenues	3,164	9,176	(6,012)	17,135	(23,147)	(8,201)	(14,946)
Gross margin	84,562	12,190	72,372	10,452	61,920	36,855	25,065
Operating expenses
Marketing and selling	(233,990)	(1,015)	(232,975)	(74,897)	(158,078)	(65,988)	(92,090)
Product development	(3,802)	(3,154)	(648)	0	(648)	(648)
General & administrative	(1,535,840)	(524,333)	(1,011,507)	(283,161)	(728,346)	(389,941)	(338,405)
Total operating expenses.	(1,773,632)	(528,502)	(1,245,130)	(358,058)	(887,072)	(456,577)	(430,495)
Loss from operations	(1,689,070)	(516,312)	(1,172,758)	(347,606)	(825,152)	(419,722)	(405,430)
Other income (expense)
Interest expense, net	(200,019)	(54,012)	(146,007)	(72,712)	(73,295)	(43,874)	(29,421)
Total other income
(expense)	(200,019)	(54,012)	(146,007)	(72,712)	(73,295)	(43,874)	(29,421)
Net loss	(1,889,089)	(570,324)	(1,318,765)	(420,318)	(898,447)	(463,596)	(434,851)
Dividends attributable to
preferred stock	(34,844)	(9,704)	(26,631)	(8,213)	(18,418)	(8,213)	(10,205)
Loss attributable to
common stockholders	($1,923,933)	($502,810)	($1,345,396)	($428,531)	($916,865)	($471,809)	($445,056)

Basic net loss per share	($0.04)	($0.01)	($0.03)	($0.01)	($0.02)	($0.01)	($0.01)
Basic weighted average
number common
shares outstanding	52,729,533	57,634,282	50,999,828	56,464,432	48,222,239	49,500,728	47,330,653

20. Selected Quarterly Financial Data - 2004 (Unaudited)
Univec, Inc. and Subsidiaries
Statements of Operations

	Year ended	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended	Three months ended
	Dec. 31, 2004	Dec. 31, 2004	Sept. 30, 2004	Sept. 30, 2004	June 30, 2004	June 30, 2004	March 31, 2004
	(As Restated	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$327,827	$31,658	$296,169	99,631	$196,538	$171,688	$24,850
Cost of revenues	(128,933)	(71,997)	(56,936)	(33,861)	(23,075)	(38,511)	(15,436)
Gross margin	198,894	(40,339)	239,233	65,770	173,463	133,177	40,286

Operating expenses
Marketing and selling	(123,400)	(7,986)	(115,414)	14,052	(129,466)	(5,328)	(124,138)
Product development	(28,871)	(609)	(28,262)	(25,530)	(2,732)	(1,886)	(846)
General & administrative	(1,772,246)	(457,965)	(1,314,281)	(393,881)	(920,400)	(486,329)	(434,071)
Loss on write-off of goodwill	(1,774,119)	(1,774,119)	-	-	-	-	-
Total operating expenses.	(3,698,636)	(2,240,679)	(1,457,957)	(405,359)	(1,052,598)	(493,543)	(559.055)
Loss from operations	(3,499,742)	(2,281,018)	(1,218,724)	(339,589)	(879,135)	(360,366)	(518,769)
Other income (expense)
Interest expense, net	(108,092)	(23,288)	(84,804)	(38,424)	(46,380)	(32,003)	(14,377)
Gain on extinguishment of debt	144,819	64,225	80,594	40,554	40,400	-	40,400
Other income (expense)	47,795	47,795
Total other income (expense)	84,522	88,732	(4,210)	2,130	(6,340)	(32,003)	25,663
Loss from continuing operations	(3,415,220)	(2,192,284)	(1,222,934)	(337,459)	(885,475)	(392369)	(493,106)

Loss from discontinued operations
Discontinued operating losses	(8,260)			(8,260)	(8,260)
Loss on sale of subsidiary	(597,056)	(116,000)	(481,	(481,056)	(481,056)	-	-	-
Net loss	(4,020,536)	(2,308,286)		(1,712,250)	(826,775)	(885,475)	(392,369)	(493,106)
Dividends distributable to
preferred stock	(35,921)	(8,721)		(27,200)	(8,650)	(18,550)	(9,275)	(9,275)
Loss attributable to common
stockholders	($4,056,457)	($2,317,007)		($1,739,450)	($835,425)	($904,025)	($401,644)	($502,371)

Basic net loss per share	($0.11)	($0.06)	($0.05)	($0.02)	($0.02)	($0.01)	($0.01)
Basic weighted average number
common shares
outstanding	38,510,467	39,393,090	37,394,433	38,244,097	36,952559	37871795	35,331,157

20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six MonthsEnded	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 30, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	($1,889,089)	($1,318,765)	($898,447)	($434,851)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	342,122	286,312	187,397	94,007
Stock based compensation	167,198	167,198	167,198
Gain on receipt of marketable securities	36,349	36,349	36,349	36,349
Changes in assets and liabilities, net
Accounts receivable	3,098,629	2,152,963	56,891	166,902
Inventories	(13,447)
Other current assets and other assets	45,431	46,630	46,630	40,663
Accounts payable and accrued expenses	(2,629,243)	(2,097,474)	(128,241)	(210,617)
Deferred payroll	522,068	522,364	346,592	165,922
Net cash used in operating activities	(319,982)	(204,423)	(185,631)	(141,625)
Cash flows from investing activities
Purchases of fixed assets	(13,500)	(13,500)	(13,500)	(13,500)
(Increase) decrease in restricted cash	340,407	(8,542)
Net cash used in investing activities	326,907	(22,042)	(13,500)	(13,500)

Cash flows from financing activities
Increase in due to affiliated companies	306,710	243,560	175,375	106,423
Increase in loans payable - officers/directors	55,000	55,000	50,000
Proceeds from sale of stock	85,000	85,000	85,000	85,000
Payments on notes and loans payable	(482,587)	(183,237)	(137,717)	(55,662)
Net cash provided by financing activities	(35,877)	200,323	172,658	135,761

Net increase (decrease) in cash	(28,952)	(26,142)	(26,473)	(19,364)
Cash, beginning of period	29,443	29,443	29,443	29,443
Cash, end of period	$491	$3,301	$2,970	$10,079

20. Selected Quarterly Financial Data - 2005 (Unaudited)

Univec, Inc. and Subsidiaries
Statement of Cash Flow

	Year Ended	Nine Months Ended	Six Months Ended	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Cash flows from operating activities
Net loss	($4,020,536)	($1,712,250)	($885,475)	($493,106)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on write-off of goodwill	1,774,119
Loss on sale of subsidiary	481,719	489,316
Depreciation and amortization	189,008	135,686	91,135	45,938
Write-off equipment	57,295
Valuation allowance for inventories	75,000
Stock based compensation	4,000
(Gain) on cancellation of capital lease	(2,894)
(Gain) on extinguishment of debt	(98,547)	(80,594)	(40,040)	(40,040)
Gain on receipt of marketable securities	(36,349)
Other	(11,435)
Changes in assets and liabilities, net
Accounts receivable	(506,983)	(367,110)	(235,611)	(199,313)
Inventories	17,698	2,904	(10,198)	(3,533)
Other current assets and other assets	(3,320)	(104,130)	51,338	28,332
Accounts payable and accrued expense	713,610	674,430	306,120	228,872
Deferred payroll	619,631	440,840	496,793	299,497
Net cash used in operating activities	(747,984)	(520,908)	(225,938)	(133,353)
Cash flows from investing activities
Purchases of fixed assets (net)	(397,068)	(397,068)
(Increase) in restricted cash	(340,407)	(335,000)	(335,000)
Cash used in sale of subsidiary (net)	(5,670)	(92,977)
Net cash used in investing activities	(743,145)	(825,045)	(335,000)	0

Cash flows from financing activities
Proceeds from loans payable (net)	1,104,344	1,184,623	140,585
Increase in due to affiliated companies	567,193	270,883	429,693	92,283
Increase in loans payable - officers/directors	54,000	54,000	54,000	54,000
Proceeds from sale of stock	50,000
Payments on notes and loans payable	(242,386)	(167,350)	(25,999)	(23,899)
Payments of capital lease obligations	(21,232)
Dividends converted to preferred stock	(3,168)
Net cash provided by financing activity	1,508,751	1,342,156	598,279	122,384

Net increase (decrease) in cash	17,622	(3,797)	37,341	(10,969)
Cash, beginning of period	11,821	11,821	11,821	11,821
Cash, end of period	$29,443	$8,024	$49,162	$852

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

The year ended December 31, 2005 Statement of Operations has been further restated to properly reflect $17,000 of general and administrative expenses which had originally been reported as cost of revenues.