Form 10QSB/A
period 2006-09-30
UNIVEC INC
filed 2007-02-23
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

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
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	62,310
issued: 62,309,590 and outstanding: 61,905,436 shares
Additional paid-in capital	11,581,638
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(17,192,850)

Total stockholders' deficit	(5,576,984)

Total liabilities and stockholders' deficit	$942,723

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$2,808	$(6,683	$16,492	$78,384
Cost of revenues	0	17,135)	(10,263)	(6,012)

Gross Margin	2,808	10,452	6,229	72,372

Operating Expenses
Marketing and selling	(6,945)	(74,897)	(19,337)	(232,975)
Product development	0	0	2,578	(648)
General and administrative	(513,017)	(283,161)	(684,393)	(1,011,507)

Total operating expenses	(519,962)	(358,058)	(701,152)	(1,245,130)

Loss from Operations	(517,154)	(347,606)	(694,923)	(1,172,758)

Other Income (Expense)
Interest expense, net	(31,145)	(72,712)	(98,457)	(146,007)

Total other expenses	(31,145)	(72,712)	(98,457)	(146,007)

Net loss	(548,299)	(420,318)	(793,380)	(1,318,765)

Dividends attributable to preferred stock	(8,213)	(8,213)	(24,639)	(26,631)

Loss attributable to common stockholders	(556,512)	(428,531)	($818,019)	($1,345,396)

Share information
Basic and diluted net loss per common share	($0.00)	($0.01)	($0.01)	($0.03)

Basic weighted average number
of common shares outstanding	61,883,764	56,464,432	59,831,084	50,999,828

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Nine months ended September 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(793,380)	$(1,318,765)
Adjustments to reconcile net loss to net cash
` used in operating activities	1
Depreciation and amortization	12,022	286,312
Stock based compensation		167,198
Receipt of gain on marketable securities		36,349
Changes in assets and liabilities
Accounts receivable	(10,529)	2,152,963
Inventories	89,325
Other current assets and other assets	6,000	46,630
Accounts payable and accrued expenses	213,848	(2,097,475)
Deferred payroll	32,241	522,364

Net cash (used in) operating activities	(450,473)	(204,424)

Cash flows from investing activities
Increase in restricted cash		(8,542)
Fixed assets acquired		(13,500)

Net cash used in investing activities		(22,042)
Cash flows from financing activities
Increase in due from affiliated companies		243,560
Increase in loans payable - officers/directors	6,614	55,000
Proceeds from loans payable	1,345,000
Proceeds from sale of stock		85,000
Payments on loans from affiliated companies	(831,928)
Payments on notes and loans payable	-	(183,237)

` Net cash provided by financing activities	519,686	200,323

Net increase (decrease) in cash	69,213	(26,143)
Cash, beginning of period	991	29,444

Cash, end of period	$70,204	$3,301

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

Condensed Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,

	2006	2005	Change	2006	2005	Change

Revenues	$2,808	$(6,683)	142%	$16,492	$78,384	(79%)
Cost of Revenues	-	(17,135)	(100%)	10,263	6,012	(71%)

Gross Margin	2,808	10,452	(73%)	6,229	72,372	(91%)

Expenses:
Marketing and Selling	6,945	74,897	(91%)	19,337	232,975	(92%)
Product Development	-	-	-	(2,578)	648	497%)
General and Administrative	513,017	283,161	81%	684,393	1,011,507	(32%)

Loss from operations	(517,154)	(347,606)	(49%)	(694,923)	(1,172,758)	41%

Other Income (Expense)
Interest Expense, Net	(31,145)	(72,712)	(26%)	(98,457)	(146,007)	(33%)

Net Loss	$(548,299)	$(420,318)	(30%)	$(793,380)	$(1,318,765)	40%

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

UNIVEC, INC.

Dated: February 22, 2007	/s/ Dr. David Dalton
Dr. David Dalton
Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2007	/s/ Michael A. Lesisko
Mr. Michael A. Lesisko
Chief Financial Officer (Principal Financial and Accounting Officer)