Form 10KSB
period 2006-12-31
UNIVEC INC
filed 2007-05-14
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-15893

UNIVEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3163455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

822 Guilford Avenue, Suite 208 Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(410) 347-9959

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $21,457
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006: $634,444.

Number of shares of the registrant’s Common Stock outstanding as of May 14, 2007: 63,444,360

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “UNVC”, or "Company" refer to the consolidated operations of Univec, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
 Item 1.  Description of Business.

Overview

Univec, Inc. is an integrated licensing, manufacturing, and marketing company operating two divisions dedicated to providing safer health products to patients and caregivers worldwide. The Company’s Syringe Division develops, licenses and markets auto-disable and safety syringes worldwide. The Physician and Pharmaceutical Services Division assists pharmaceutical companies in marketing, fulfillment and tracking drug samples via an online system connecting pharmacies and managed payment providers. We are a Delaware corporation incorporated on October 7, 1996, and the successor by merger to Univec, Inc., a New York corporation, incorporated on August 18, 1992.

On December 31, 2001, we acquired PPSI a company engaged in group purchasing (GPO) and promoting Pharmaceutical company prescription samples to physicians for their patients. PPSI reduces the cost in the prescription-sampling channel by providing efficient fulfillment and tracking of prescription usage. PPSI’s national network of pharmacies fills the sample prescription on a discounted fee and the Company’s mail service fulfillment complements additional needs. PPSI’s approach conforms to regulations requiring increased accountability and elimination of diversion of prescription samples, consequently reducing the exposure of physicians and pharmaceutical companies to potential liabilities and non-compliance penalties. PPSI’s group purchasing programs provide for reduces prices on prescription drugs and other products through leveraged purchasing and closed system market share. Univec also is a distributor of a highly regulated pharmaceutical drug, methadone and other prescription drug products.

During late 2004, we established the company as a distributor of specialty and highly regulated pharmaceutical products. The company intends to expand the product line to take further advantage of its group purchasing and closed systems purchasing.

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

Business Operations

Syringe Division

In 1997, Univec commenced production and sales of its 1cc Auto-Disable Syringes (AD-syringes), which are designed to make accidental or deliberate reuse difficult. The accidental or deliberate reuse of syringes is a frequent cause of the spread of the human immunodeficiency (“HIV”) and hepatitis viruses, as well as other blood-borne pathogens. Univec has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market its AD-Syringes in the United States.

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

In addition, Univec has developed a Bifurcated Needle Safety Syringe specifically designed to comply with the Federal Needlestick Safety and Prevention Act of the United States government. Univec has been granted 510(k)
clearance by the FDA. The device is intended for use in administering smallpox vaccines in response to potential bio-terrorist threats. The Needlestick Safety mandate requires all U.S. healthcare providers to evaluate and implement safer medical devices under their OSHA “Exposure Control Plans”. All healthcare providers must now adopt safer devices to protect workers and others from needles potentially contaminated with blood borne pathogens such as hepatitis B, hepatitis C, and HIV.

In general, this “safer device” rule applies in the normal course of operations, as well as in connection with any mass immunization program authorized by the federal government.

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

Intravenous drug users, who share syringes or use syringes discarded by hospitals, medical clinics and laboratories, doctors or diabetic patients, are extremely susceptible to HIV, hepatitis and other blood-borne pathogens. An article in the May 1996 American Journal of Public Health for Disease Control written by an epidemiologist for the Center for Disease Control and Prevention (the “CDC”) estimates that nearly half of all new HIV infections are occurring in intravenous drug users. In the United States, up to 30% of pregnant mothers infected with HIV transmit the virus to their babies, according to the CDC. Based on a study of children with HIV, who received care at Children’s Hospital of Wisconsin, researchers estimated that the mean total lifetime costs of caring for a child with HIV was close to $1 million.

As a result of findings in the United States and developing countries, public health officials have encouraged the medical industry to develop safer syringes to prevent the spread of blood-borne pathogens, such as HIV and hepatitis. In 1995, the House of Delegates — American Medical Association requested “manufacturers of disposable hypodermic needles and syringes to adopt designs to prevent reuse and to include in the packaging clear directions for their correct disposal.” In late 1995, UNICEF and WHO recommended “the use of auto-disable syringes instead of disposable, single use syringes in order to avoid the hazards of unsafe injection practices.”

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

Univec Syringes

Univec has developed a 1cc AD-Syringe for aspirating and non-aspirating applications, which are ideally suited for dispensing accurate dosages of allergy, immunization and insulin medicines. The Company’s 1cc AD-Syringe can deliver dosages of up to .95cc. With the aspirating syringe, the UNIVEC locking clip does not limit the user’s ability to withdraw and depress (“to aspirate”) the plunger until the user locks the syringe voluntarily. With the non-aspirating syringe, the UNIVEC locking clip limits the user’s ability to aspirate the plunger and locks the syringe passively.

When the non-aspirating syringes are assembled, the syringe clip is placed on the ratcheted plunger in the position needed to limit dosage as desired. When the operator depresses the plunger, the clip travels down the barrel by an equal distance. Withdrawal of the plunger by any amount embeds the prongs into the barrel and the user cannot retract the plunger.

Univec’s 1cc non-aspirating syringe was developed for the needs of immunization programs. Using existing components, the Company can limit its non-aspirating syringe to any dosage between .05cc and .95cc.

Univec’s 1cc aspirating syringe works similarly to the non-aspirating model, except that the clip prongs do not engage the barrel until the operator withdraws the plunger completely. Once the operator does so, the clip catches a single ratchet and travels down the barrel as the plunger is depressed and the operator cannot withdraw the plunger.

Univec’s 1cc aspirating syringe was developed for healthcare workers, who need to mix medications in the syringe barrel and inject medicines intravenously. Furthermore, the Company believes that aspirating syringes are preferred by diabetes patients and needle-exchange programs. The Company does not know of any other company that offers an aspirating syringe that can be locked.
Univec has licensed rights to a United States patent for a sliding sheath to function on all standard syringes. The Company believes that its licensed design for a safety syringe will compete successfully with the other safety syringes on the market. This design can be used on barrels of various sizes.

Physician and Pharmaceutical Services Division

We market pharmaceutical company drug samples to physicians. Management believes that the PPSI patient StarterScript prescription drug program allows the physician to provide to the patient a cost effective means to support medication management from both a clinical and economic perspective, which allows the patient to determine whether they can tolerate the medication under both physician and pharmacist oversight.

We believe that the PPSI online network provides better marketing and clinical integration information than traditional systems, and enables pharmaceutical companies to maintain market share when competing with generic drugs. The PPSI information system includes detailed information such as the individual sales representative, zip codes, DEA number, pharmacy and prescribing physician. The PPSI system provides pharmaceutical companies with what we believe is an easy, safe way to offer free samples through physicians and increase their value to patients who benefit through savings on prescriptions. In addition, we believe that the PPSI system provides incentives for chain drug stores to stock the pharmaceutical products and for pharmaceutical companies to keep their products on managed care formularies. Pharmaceutical manufacturers spend over $16 billion a year for the marketing of products. PPSI’s strategy is to provide flexible sample programs supported by technology to assist with distribution, dispensing, reporting, and clinical integration that maximizes the intent of appropriate sample model for marketing.

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

        Univec has shipped its lcc AD-Syringes to over 80 countries. Univec intends to market its Safety-Shield syringes, as well to governments of developing countries, private hospitals and health facilities in the United States, and distributors in the United States. Univec is a licensee of products and proprietary manufacturing processes relating to 1cc AD-Syringes. The Company markets such syringes to governments of developing countries, private hospitals and medical facilities. To stimulate demand for its safety syringes, Univec plans to initiate promotional and educational campaigns directed at (i) public health officers and other government officials responsible for public health policies, (ii) doctors and administrators of healthcare facilities responsible for treatment of HIV-AIDS and hepatitis patients, and (iii) liability insurance companies.

Univec also markets its drug sampling services to pharmaceutical companies desiring to maintain or expand market position.

Production

Univec’s lcc locking syringes are being assembled by contract manufacturers in the United States, China and Portugal. The United States manufacturers also mold the Company’s proprietary syringe plungers. Univec owns stamping, assembly, and molding equipment at its U.S. contract manufacturers. After relocating our clip plunger assembly production facility designed to produce 1cc AD-Syringes from Farmingdale, New York to Baltimore, Maryland during July 2003, we recently ceased operating our production facility as we will rely more on contract manufacturers for production and assembly.

Univec’s syringes consist of a standard needle, barrel, rubber stopper, a ratcheted plunger designed by the Company, and a pronged stainless steel locking clip designed by Univec. The locking clip and plunger can be assembled, with minor modifications, into barrels manufactured by Becton-Dickinson, Tyco, and other syringe manufacturers. Univec has obtained a patent on its stainless steel locking clip, and has been granted a patent for the design of a plunger which, when combined with the locking clip, results in a narrow-barreled, difficult-to-reuse, locking syringe. The stainless steel for the locking clip and the plastic for the syringe barrels and plungers is readily available from several sources. The syringe barrels for some of the syringes sold by Univec have been manufactured by a Portuguese contract manufacturer. Univec has been successful through other sources worldwide in purchasing barrels to increase the overall production capacity. In addition, Univec continues to send clip plunger assemblies produced in the U.S. to syringe manufacturers to also increase overall production. Univec continues to pursue alternate sources of supply for components. Should there be a need for a certain component from an alternate supplier, there can be no assurance that the Company will be able to obtain it on acceptable terms, and there can be no assurance that production of certain configurations of its lcc locking syringes will not be delayed. Delays resulting from the selection of an alternate supplier to produce certain components could have a materially adverse effect on Univec’s business.

Competition

Our principal competition for syringes is from traditional disposable syringes. Becton, Dickinson and Company, Tyco and Terumo control approximately 90% of the worldwide syringe market, and are substantially larger, more established and have significantly greater financial, sales and marketing, distribution, engineering, research and development and other resources than us. To our knowledge, only Becton-Dickinson and Bader, a German machine tool manufacturer, distribute commercially a line of difficult-to-reuse syringes, none of which allow for aspiration. The Bader DestroJect syringe and the Becton-Dickinson SOLOSHOT syringe were designed to dispense a dosage of .5cc only, whereas the UNIVEC 1cc locking clip syringe was designed to dispense dosages up to .95cc. Univec believes that UNIVEC syringes are more effective than our competitors’ difficult-to-reuse syringes and that the UNIVEC syringes are competitively priced. There can be no assurance that the major syringe manufacturers or others will not commence production of 1cc difficult to-reuse-syringes, or locking syringes which aspirate, or that Univec will be able to successfully compete in this market.

PPSI’s competition comes from traditional sampling providers that include the actual drug samples and other pharmaceutical benefit management companies that offer similar services such as Caremark and Medco Health.

Intellectual Property and Proprietary Rights

Patents, trademarks and trade secrets are essential to the profitability of our products, and our company policy is to pursue intellectual property protection aggressively for all our products. We have patents for our syringe products. We have a total of 2 trademarks for our products. A summary of the patents and trademarks is provided in the following table:

Trademarks

1.	Mark: UNIVEC
Serial No. 74508244
Registration No. 1947508
Design Search Code:
Goods and Services: Int’l Class 10 - sterilizers for dental drills; blood collection apparatus comprising needle tubing and multiple sample lure; hypodermic syringes
Filing date: April 4, 1994

2.	Mark: UNIVEC
Serial No. 74508243
Registration No. 2010527
Goods and Services: Int’l Class 10 - sterilizers for dental drills; blood collection apparatus comprising needle tubing and multiple sample lure; hypodermic syringes
Filing date: April 4, 1994

United States Patents

Abstract
1.	Patent No. 5,891,104	Hypodermic syringe having retractable needle

Date issued: April 6, 1999 Date expires: January 10, 2017
An economical hypodermic syringe is provided. A retractable needle head is provided to slide along longitudinal grooves in the barrel of the syringe. Notches in the grooves engage teeth provided on tabs of the needle head, and lock the needle head in a predetermined position. The tabs are resilient, and if squeezed against the resilient bias, will disengage from the notches in the grooves. In this way, the needle may be partially or fully withdrawn into the barrel. In addition or alternatively, a needle cover is included which is adapted to serve as the plunger of the syringe. The outer diameter of the needle cover is narrower than the inner diameter of both the barrel and an ampoule.

Abstract
2.	Patent No. 5,370,620	Single use hypodermic syringe

Date issued: December 6, 1994 Date expires: November 15, 2013
A non-reusable syringe is provided with an annular locking groove having a seat proximal to the rear end of the barrel and a second annular locking groove with a second seat located near the proximal end of the barrel. The plunger for the non-reusable syringe is provided with a flexible disc preferably located directly behind the piston head so that when the plunger is inserted with the barrel, the disc can bend upwardly when sliding the plunger downwardly past the first seat of the annular locking groove and, yet, proximal relative movement of the plunger with respect to the barrel is precluded by the cooperation of the disc and the locking groove. When the plunger is fully pushd in the distal direction, the disc, again, can pass in one direction beyond the second locking groove and its seat and, yet, reciprocation or proximal movement of the plunger with respect to the barrel is precluded by the mechanical interaction of the disc with respect to the second locking groove and seat. In this manner, a non-reusable syringe is provided.

Abstract
3.	Patent No. 5,562,623	Single-use syringe assembly including spring clip lock and plunger

Date issued: October 8, 1996 Date expires: April 25, 2014
A single-use syringe is provided with a rod-like plunger having a plurality of frusto-conical ratchet teeth. A radially resilient locking spring clip having a circumferential opening, dangles on the ratchet teeth of the plunger. The original location of the spring clip on the plunger determines the maximum dosage which can be administered by the syringe. In use, a first withdrawal of the plunger allows medication to be drawn into the barrel of the syringe. The spring clip glides, by radial flexing, over the surface of the ratchet teeth during plunger withdrawal. The spring clip is maintained in relative position along the sidewall of the barrel by outwardly directed contact points which embed into the interior sidewall of the barrel. During administration of the medication previously drawn into the barrel, the spring clip moves along with the plunger since an interiorly directed camming tooth of the clip mechanically cooperates with the base of a ratchet tooth of the plunger. The clip is thus carried along with the plunger during distal/dispensing movement. A second use of the syringe is blocked once the spring clip has been moved to its full distal position. The tensile strength of the plunger is less than the embedding force of the locking clip to the sidewall of the barrel so that, after a full distal movement of the plunger, a second forced attempt of proximal movement will break the plunger.

Abstract
4.	Patent No. 5,531,691	Single use syringe assembly

Date issued: July 2, 1996 Date expires: February 14, 2014
A single use syringe is provided having a rod-like plunger comprising a plurality of cylindrical ratchet teeth. A resilient locking spring dangles on the ratchet teeth of the plunger. The original location of the locking spring determines the maximum dosage which may be administered by the syringe. A first withdrawal of the plunger with respect to the barrel allows medication to be drawn into the barrel. The tab of the locking spring resiliently cams over the surface of the ratchet teeth. The locking spring is maintained in position along the barrel by outwardly directed contact points which embed into the interior side wall of the barrel. During administration of the medication, i.e., when the plunger is distally pushed with respect to the barrel, the locking spring tab cooperates with the base of the ratchet teeth and causes the spring to move along with the plunger. A second attempted withdrawal of the plunger is blocked once the locking spring has been moved to its full distal position. The thumb engaging disk of the plunger can be bent and broken off to further prevent a second use of the syringe. The disk is also useful for inventory control. The thumb engaging disk and the proximal end of the barrel mechanically cooperate as a further locking mechanism to also prevent reusability.

We have also filed patent applications for our locking clip and aspirating plunger in certain foreign countries participating in the Patent Cooperation Treaty (Canada, Brazil, Mexico, certain European countries, Japan, South Korea, China, Russia and Australia). However, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures that differ from those in the United States, and accordingly, patent protection in such countries may be different from patent protection provided by United States laws. In December 2003, to settle an outstanding note with Syrinter, Ltd. (Switzerland), the Company assigned certain patents for the 1cc auto-disabled syringe as in full payment of the note and interest thereon. The Company in turn received relief from restrictive patent payments and a perpetual license to exploit these patents provided manufacturing occurs in the United States. In addition, the Company will continue to receive 15% of future royalties earned from the licensing of these items.

We also license Patent Nos. 5498243, 5205825 and 2241893 for various technical pieces and components for medical syringes.

In March 2001, Univec exercised an option to acquire a license of a component for a period of the later of ten years or the expiration of the last patent relating to the component and its improvements, with the right to terminate the agreement if the Company fails to produce and ship at least ten million of this component within three years. Univec is committed to pay a royalty of $.001, per component sold, with an advance royalty fee of $15,000 previously paid. As of December 31, 2006, Univec has sold only an insignificant amount subject to royalties under this agreement.

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

Products Liability

Beginning with the design phase of product development, the Company has incorporated preventive measures aimed at reducing its potential exposure to liability risk. The Company’s product development and manufacturing program includes high product reliability standards meant to result in high mean times between failures (MTBF). The company plans to achieve a high MTBF factor by pursuing strict quality control procedures and by holding its manufacturing partners to such high standards by written contract. By designing and manufacturing a reliable, high quality product, the Company will minimize, but not eliminate, the possibility and occurrence of defective products.

The manufacturing and marketing of the Company’s products, incorporating new and unproved technology, has inherent risk. No one can be sure how each product will operate over time and under various conditions of actual use. Even if the products are successfully manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure or failure of the product to meet expectations could prevent the Company from ever becoming profitable. Development of new technologies for manufacture is frequently subject to unforeseen expenses, difficulties and complications, and in some cases such development cannot be accomplished. In the opinion of management, the products, and services, as designed, has many positive attributes, but such attributes must be balanced against limited field operating experience and unknown technological changes.

Government Regulation

Medical Device Approval Process. Medical devices are regulated by the Food and Drug Administration (“FDA”) according to their classification. The FDA classifies a medical device into one of three categories based on the device’s risk and what is known about the device. The three categories are as follows:

•
Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and effectiveness. Most class I devices are exempt from the requirement for pre-market notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act. FDA clearance of a pre-market notification is necessary prior to marketing a non-exempt class I device in the United States.

•
Class II devices are devices for which general regulatory controls are insufficient to provide a reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and effectiveness. A 510(k) clearance is necessary prior to marketing a non-exempt class II device in the United States.

•
Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a Premarket Approval (“PMA”), the FDA generally must approve a PMA prior to the marketing of a class III device in the United States.

Univec’s syringes are “Class-II” devices.

The manufacture and distribution of medical devices are subject to extensive regulation by the FDA in the United States, and in some instances, by foreign and state regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under (collectively, the “FDC Act”), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, a manufacturer must obtain FDA permission to market through either the 510(k) pre-market notification process or the costlier, lengthier and less certain pre-market approval (“PMA”) application process. With the 510(k) notification, the Company may sell its 1cc locking clip syringe in the United States, subject to compliance with other applicable FDA regulatory requirements. As a Class II device, performance standards may be developed for the 1cc locking clip syringe which the product would then be required to meet. Failure to meet standards for effectiveness and safety could require the Company to discontinue the manufacturing and/or marketing of the product in the United States. Furthermore, manufacturers of medical devices are subject to record-keeping requirements and required to report adverse experiences relating to the use of the device. Device manufacturers are also required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies.

Medical devices are subject to strict federal regulations regarding the quality of manufacturing (“Good Manufacturing Practices” or “GMP”). GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA conducts periodic audits and surveillance of the manufacturing, sterilizing and packaging facilities of medical device manufacturers to determine compliance with GMP requirements. These procedures may include a product recall or a “cease distribution” order which would require the manufacturer to direct its distributors and sales agents to stop selling products, as well as other enforcement sanctions. Univec’s manufacturing facilities have not been certified as satisfying GMP requirements. Univec’s facilities will be subject to extensive audits in the future, pursuant to standard FDA procedure. No assurance can be given that when the Company is audited that it will be found to be in compliance with GMP requirements, or that if it is not found in compliance, what penalties, enforcement procedures or compliance effort will be levied on or required of the Company. To date, Univec has not been audited by the FDA. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company, and the failure to meet standards for safety and effectiveness could require the Company to discontinue marketing and/or manufacturing its product in the United States.

The introduction of Univec’s products in foreign markets will also subject Univec to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. Univec’s products are required to satisfy international manufacturing standards for sale in certain foreign countries.

The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances for the Company’s products will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a materially adverse effect on the business, financial condition and results of operations of the Company. Furthermore, approvals that have been or may be granted are subject to continual review, and later discovery of previously unknown problems may result in product labeling restrictions or withdrawal of the product from the market. Moreover, changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of Univec to comply with regulatory requirements. There can be no assurance that Univec will not be required to incur significant costs to comply with applicable laws and regulations in the future. Failure to comply with applicable laws or regulatory requirements could have a materially adverse effect on Univec’s business, financial position and results of operations.

Labeling and Advertising. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our medical devices will be limited to those specified in our FDA 510(k)s. Should be make claims exceeding those that are warranted, such claims will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, 510(k) withdrawal, seizure of products, fines, injunctions and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us. The advertising of our products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

Foreign Regulation. Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA procedures described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

Employees

As of May 14, 2007, the Company has three (3) employees, including two (2) full time sales and marketing and one (1) full time financial administrator.

As of May 14, 2007, PPSI had no employees, but utilizes outside marketing representatives and consultants for marketing and administrative services.

Item 2. Description of Property.

We do not own real property. The Company’s corporate offices are located at 822 Guilford Avenue, Suite 208, Baltimore, Maryland 21202 for a minimal charge of approximately $75 per month.

We occupied a production facility, warehouse, administrative, and executive offices in Baltimore, MD (comprised of approximately 22,000 square feet of space) pursuant to a lease that expired on July 15, 2004 with ten (10) renewable one (1) year option terms which were automatically renewable by Univec. Rental expenses for the space were $72,000 per annum plus certain common charges, maintenance costs and real estate taxes, subject to a maximum increase of 3% for each three year term. The lease on this facility was terminated on February 6, 2006.

Item 3. Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “UNVC”. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years and the subsequent interim period. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2005	High Bid	Low Bid
1st Quarter Ended March 31	$0.120	$0.080
2nd Quarter Ended June 30	$0.110	$0.030
3rd Quarter Ended September 30	$0.050	$0.020
4th Quarter Ended December 31	$0.040	$0.020
YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.020	$0.020
2nd Quarter Ended June 30	$0.021	$0.013
3rd Quarter Ended September 30	$0.029	$0.012
4th Quarter Ended December 31	$0.023	$0.011
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$0.013	$0.011
Period Ended May 14	$0.011	$0.011

Holders

        As of May 14, 2007 in accordance with our transfer agent records, we had 134 record holders of our Common Stock, holding 63,444,360 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, the Company issued an aggregate of 5,810,078 shares of common stock to David Dalton in exchange for benefits not taken of $93,143.

        Except as previously disclosed in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we did not sell or issue any additional shares of stock during the fourth quarter of 2006.

Equity Compensation Plan Information

None.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operations

For the Fiscal Year Ended December 31, 2006 as Compared to the Fiscal Year Ended December 31, 2005

Condensed Consolidated Results of Operations

	2006	2005	Change

Revenues	$21,457	$81,398	(74%)

Cost of Revenues	(32,344)	(3,164	(922%)

Gross Margin	(10,887)	84,562	(113%)

Expenses:

Marketing and Selling
Expense	92,893	233,990	(60%)
Product Development	(2,578)	3,802	(168%)
General and
Administrative	943,610	1,535,840	(39%)
Interest Expense, Net	138,255	200,019	(31%)
Other Income	-	-	-

Total Expenses	1,172,180	1,973,651	(41%)

Net Loss	$(1,183,067)	$(1,889,089)	37%

The Company has its focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Gross profit for the year ended December 31, 2006 decreased to (51%) from 104% in 2005. The reduced gross profit is primarily due to the lower sales revenue and lower gross profit contribution from PPSI’s GPO revenue and also from lower sales volume of certain of our syringes. The GPO gross profit was 0.0% and 0.4% for the years 2006 and 2005, respectively. The reduction of syringe gross profit is largely the result of decreased sales volume. We anticipate gross profit levels to remain at current levels, unless we increase our market penetration, our prices, product mix and/or realize anticipated production or economic benefits that we anticipate as a result of our recent economic activities.

As a result of the acquisitions of PPSI, we have broadened our pharmaceutical product distribution base. We anticipate increases in sales on a period by period basis from PPSI if we can increase our market penetration in these areas. However, during 2005 our largest CPO customer was unable to renew a significant contract, which resulted in a significant loss of sales by PPSI.

Marketing and selling costs in 2006 decreased $141,097 (60%) from 2005. This decrease is attributable primarily to reductions in compensation and consulting costs.

Product development expense for 2006 decreased by $6,380 (168%) as compared to 2005. This decrease was the result of reduced expenditures for product design and engineering costs, which were curtailed until financing became available to market a new medical syringe with a sliding sheath to protect caregivers in the dental and the cosmetic market.

General and administrative expenses for the year ended December 31, 2006 decreased $592,230 (39%) as compared to 2005. This decrease is due primarily to reductions in compensation, insurance, equipment costs and securities maintenance expenses offset in part by increases in professional fees and travel costs.

Interest expense for the year ended December 31, 2006 increased by $61,764 (31%) as compared to 2005 primarily as a result of decreased debt outstanding during 2006.

During the years ended December 31, 2006 and 2005, the Company experienced net losses which had been generated primarily due to substantial reductions in sales and gross profit.

The Company had a net loss of $1,183,067 for the fiscal year ended December 31, 2006, as compared to a net loss of $1,889,089 for the year ended December 31, 2005. The decreased loss of $706,022, or 37%, during 2006 was attributable to the reduced general and administrative, marketing and selling and interest expenses.

The December 31, 2006 net loss included $66,261 payroll and related expenses versus $787,447 for the year ended December 31, 2005. Insurance expense was $92,640 during 2006 versus $153,969 during 2005. Professional fees for the year ended December 31, 2006 were $205,992 versus $385,093 incurred for the year ended December 31, 2005.

Liquidity and Capital Resources

The working capital deficit of $4,745,422 at December 31, 2006, decreased from a deficit of $5,116,766 at December 31, 2005. This reduction of the working capital deficit is primarily attributable to the Company’s year-end December 31, 2006 $1,183,067 net loss. However, net decreases of $12,888 in accounts receivable and increases in deferred compensation of $58,608 were partially offset by $160,086 increases in accounts payable and accrued expenses and also by a $ 573,685 increase in total loans payable. All of these factors contributed to the overall decrease in the corporate working capital deficit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had negative working capital of $4,745,422 and a stockholders' deficit of $5,945,452 and incurred net losses of $(1,183,067) and $(1,889,089) for the years ended December 31, 2006 and 2005, respectively. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

Net cash used in operating activities decreased by $194,879 (61%) to ($574,361) for the year ended December 31, 2006 from 2005, primarily due to the continued net loss.

Net cash used for investing activities was $0 during the year ended December 31, 2006.

Net cash provided by financing activities increased by $609,562 to $573,685 for the year ended December 31, 2006 from ($35,877) used during 2005. This increase in net cash provided by financing activities resulted primarily from increased aggregate borrowings of $694,562.

During the years ended December 31, 2006 and 2005, we suffered from a serious shortage of working capital, which resulted in the Company’s limited ability to market and sell its products.

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

New Accounting Pronouncements

Management has demonstrated that any recently issued or not yet effective accounting pronouncements would have a material effect on the accompanying financial statements. Financial Accounting Standards Board Statement # 123R Stock Based Compensation has not proven to have a material effect on the Company’s financial statements.

Major Customer - Certain Relationships and Related Transactions

For the year ended December 31, 2006, our largest customer, Pharmacy Services, Inc., a company owned and operated by Dr. David Dalton, our President and Chief Executive Officer, purchased goods and generated significant revenues from PPSI’s GPO. We intend to reduce our reliance on this customer through expanding sales to other parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.     Financial Statements.

Our financial statements begin on page F-1 below.

Item 8.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of May 14, 2007.

Name	Age	Position	Date Appointed Director

Dr. David Dalton	58	Chief Executive Officer, President and Director	January 1, 2002

Raphael Langford	62	Chief Operating Officer and Executive Vice President

Michael Lesisko	56	Chief Financial Officer, Treasurer and Secretary

S. Robert Grass	73	Chairman	March 15, 2002

William Wooldridge	60	Director	August 5, 2003

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Dr. David Dalton has served as our President and Chief Executive Officer since January 1, 2002, concurrent with the acquisition by Univec, Inc. of Physician and Pharmaceutical Services, Inc. (PPSI), a Baltimore based company founded by Dr. Dalton and our wholly-owned subsidiary. Dr. Dalton has been the President of PPSI since 1995. Dr. Dalton has over 35 years experience in the healthcare industry, including 18 years with Rite-Aid where he served as Corporate Vice President. Dr. Dalton founded Health Resources, Inc., in 1983, a pharmacy service provider having contracts with over 50,000 retail pharmacies for billing and payment of prescription orders through plan providers. HRI is recognized as one of the leading Black Enterprises in the United States. Dr. Dalton also founded Pharmacy Services, Inc., a pharmacy fulfillment center for correctional and other institutions, with facilities in Maryland, Tennessee and Pennsylvania. Dr. Dalton graduated from West Virginia University in 1971 with a B.S. in Pharmacy.

Raphael Langford has been Chief Operating Officer of the Company since April 2003 and is alos our Executive Vice President. Prior to April 2003, Mr. Langford was the Executive Director of the National Foundation of Women Legislators. Mr. Langford served as liaison to Federal and State elected officials. Mr. Langford has over thirty-five years experience in senior management positions with AT&T, Inc., Norton Simon, Inc. and other telecommunications entities. Mr. Langford is a past president and past Chief Executive Officer of Olympic International, Inc. This company is an international broker and manufacturing network of raw materials to third world countries. Mr. Langford attended Western Reserve University.

Michael Lesisko, a certified public accountant, has served as our Chief Financial Officer since September 9, 2002, and as our Treasurer and Secretary since February 11, 2003. From June 1996 to September 2002 Mr. Lesisko was a CPA in public practice. He served as Vice President of Finance of CarrerCom Corporation and Subsidiaries from November 1988 to May 1996. Prior thereto, he served as a partner with KPMG Peat Marwick from July 1982 to August 1988, where he managed financial audits and a diverse tax practice. Mr. Lesisko graduated from Pennsylvania State University in 1970 with a B.S. in Business.

S. Robert Grass was elected as Director of Univec on March 15, 2002. He was elected Chairman of the Board of Directors in May 2002. Mr. Grass has been associated with the pharmaceutical and medical device industry for over thirty-two years. Mr. Grass developed a chain of pharmacies known as White Shield Drugstores in Pennsylvania, serving as President, Chief Executive Officer and Chairman of the Board from 1970 to 1996. Mr. Grass also served as Chief Executive Officer and Chairman of the Board of Managed Care RX, a drug fulfillment and mail order business from 1994 to 1999. Mr. Grass graduated from the University of Pittsburgh in 1954 with a B.A. focusing on Business.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

The Company has an audit committee charter. The audit committee: (i) appoints the Company's independent auditors and monitors the independence of the Company's independent auditors; (ii) reviews the Company's policies and procedures on maintaining its accounting records and the adequacy of its internal controls; (iii) reviews management's implementation of recommendations made by the independent auditors and internal auditors; (iv) considers and pre-approves the range of audit and non-audit services performed by independent auditors and fees for such services; and (v) reviews and votes on all transactions between the Company and any of its officers, directors or other affiliates.

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

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were not timely filed as of the date of this filing.

Item 10. Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth in U.S. dollars all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Dr. David Dalton,(1) (5)	2006	39,930	(4)	0	93,143	0	0	0	0	133,073
Chief Executive Officer,	2005	435,600		0	84,881	0	0	0	0	520,481
President

Raphael Langford,(2)	2006	13,333	(4)	0	0	0	0	0	0	13,333
Chief Operating Officer,	2005	160,000		0	0	0	0	0	0	160,000
Executive Vice President

Michael Lesisko,(3) (6)	2006	12,500	(4)	0	0	0	0	0	0	12,500
Treasurer, Chief Financial Officer	2005	150,000		0	6,303	0	0	0	0	156,303

________________________
(1)
All of Dr. Dalton’s salary for 2006 and 2005 has been deferred and unpaid until the Company becomes profitable. For each year of employment, pursuant to an employment agreement. Dr. Dalton’s employment contract also received provides for benefits of life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24, 000 per year.

(2)
All of Mr. Langford’s salary for 2006 and 2005 has been deferred and unpaid until the Company becomes profitable. For 2004, the Company paid to Mr. Langford a portion of his salary, $82,675, and deferred the balance of $57,325, which will not be paid until the Company becomes profitable.

(3)
All of Mr. Lesisko’s salary for 2006 and 2005 has been deferred and unpaid until the Company becomes profitable. For 2004, the Company paid to Mr. Lesisko a portion of his salary, $65,650, and deferred the balance of $84,350, which will not be paid until the Company becomes profitable

(4)
The Company stopped accruing and deferring salaries as of February 1, 2006. As a result, this compensation reflects accrued and deferred salary for January 1, 2006 through January 31, 2006 for each officer based on the following annual salaries had they accrued for the year: $479,160 for Dr. Dalton, $160,000 for Mr. Langford, and $150,000 for Mr. Lesisko.

(5)
The total number of our common shares issued to Dr. Dalton for 2005 and 2006 was 8,605,097. These shares were issued as payment in lieu of accrued but unpaid benefits (life, health and disability insurance, as well as an automobile lease and insurance allowance equal to $24,000 per year) under Dr. Dalton’s employment contract.

(6)	The total number of our common shares issued to Mr. Lesisko for 2005 630,303. These shares were issued as payment in lieu of accrued but unpaid benefits.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

We have an employment agreement with our President and Chief Executive Officer. Dr. David Dalton provides the amount of time necessary to perform his corporate duties. Dr Dalton’s base salary was $435,600 for 2005, plus a bonus determined by the agreement of Dr. Dalton and the Compensation Committee. On each January 1, the base salary will be increased by an amount agreed upon by Dr. Dalton and the Compensation Committee. The agreement also provides Dr. Dalton with an option to purchase 2,000,000 shares of Common Stock at an exercise price of $.24 per share, vesting 500,000 shares on the first anniversary of the agreement, and an additional 41,667 shares vesting each month following the initial vesting date. The unexpired term of the agreement will be extended automatically by one year on each January 1 following the date of the agreement, such that the unexpired term of the agreement will at all times not be less than two years following each extension. The agreement provides for payment by Univec of annual premiums on a term life insurance policy with a face amount of $2 million. The agreement also provides for health and disability benefits, as well as an automobile lease and insurance allowance equal to $24,000 per year. Under the terms of the agreement, Dr. Dalton is entitled to a severance payment equal to his highest annual base salary during the term for the remainder of the term if the agreement is terminated by Dr. Dalton for good reason, or in the event of a change in control of Univec.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Termination of Employment and Change of Control Arrangement

The Company does not have compensatory plans or arrangements, including payments to be received from the Company, with respect to any persons which would in any way result in payments to any person because of his/her resignation, retirement, or other termination of such person’s employment by the Company, or any change in our control, or a change in the person’s responsibilities following a changing in the Company’s control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of May 14, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(2)
Common Stock	Dr. David Dalton(1)	33,251,310	(4)	49.70%(5)

Common Stock	Raphael Langford(1)	3,366,667	(6)	5.21%(7)

Common Stock	Michael Lesisko(1)	2,640,668	(8)	4.09%(9)

Common Stock	S. Robert Grass(1)	1,065,951	(10)	1.67%(11)

Common Stock	William Wooldridge(1)	250,000	(12)	0.49%(13)

Common Stock	Emerald Capital Partners LP(3) 425 Broadhollow Road Melville, NY 11747	6,000,000		9.46%

Common Stock	All officers and directors as a group (5 in number)	40,574,596	(14)	57.95%(15)

(1)	The address for each beneficial owner is 822 Guilford Avenue, Suite 208, Baltimore, Maryland 21202.

(2)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 63,444,360 common shares outstanding as of May 14, 2007, adjusted as required by rules promulgated by the Commission.

(3)	Michael Xirinachs is the Managing Partner of Emerald Capital Partners LP and has sole voting and investment control over these shares.

(4)
Includes 3,458,345 shares issuable upon exercise of presently exercisable options. Includes 2,333,333 (--% of the issued and outstanding common stock) shares held by Pharmacy Services, Inc. for which Dr. Dalton is the President of and has sole voting and investment power in regards to those shares.

(5)	Calculated on the basis of 66,902,705 shares of Common Stock issued and outstanding on a fully diluted basis including the 3,458,345 shares issuable upon the exercise of presently exercisable options.

(6)	Includes 1,133,333 shares issuable upon exercise of presently exercisable options.

(7)	Calculated on the basis of 64,577,693 shares of Common Stock issued and outstanding on a fully diluted basis including the 1,133,333 shares issuable upon the exercise of presently exercisable options.

(8)	Includes 1,166,667 shares issuable upon exercise of presently exercisable options.

(9)	Calculated on the basis of 64,611,027 shares of Common Stock issued and outstanding on a fully diluted basis including the 1,166,667 shares issuable upon the exercise of presently exercisable options.

(10)	Includes 312,501 shares issuable upon conversion of Series D Convertible Preferred Stock and 250,000 issuable upon exercise of presently exercisable options.

(11)
Calculated on the basis of 64,006,861 shares of Common Stock issued and outstanding on a fully diluted basis including the 312,501 shares issuable upon conversion of Series D Convertible Preferred Stock and 250,000 shares issuable upon the exercise of presently exercisable options.

(12)	Includes 250,000 shares issuable upon exercise of presently exercisable options.

(13)	Calculated on the basis of 63,694,360 shares of Common Stock issued and outstanding on a fully diluted basis including the 250,000 shares issuable upon the exercise of presently exercisable options.

(14)	Includes 6,570,846 shares issuable upon exercise of presently exercisable options and upon conversion of Series D Convertible Preferred Stock.

(15)
Calculated on the basis of 70,015,206 shares of Common Stock issued and outstanding on a fully diluted basis including the 6,570,846 shares issuable upon the exercise of presently exercisable options and upon conversion of Series D Convertible Preferred Stock.

Changes in control

No arrangements exist which may result in a change in control of us.

Item 12.     Certain Relationships and Related Transactions.

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

For the year ended December 31, 2006, our largest customer, Pharmacy Services, Inc., a company owned and operated by Dr. David Dalton, our President and Chief Executive Officer, purchased goods and generated significant revenues from PPSI’s GPO. We intend to reduce our reliance on this customer through expanding sales to other parties.

During the years ended December 31, 2006 and 2005, Univec repaid an aggregate of $813,918 and borrowed an aggregate of $306,710, respectively from Pharmacy Services, Inc., Health Resources, Inc. and other companies all owned by Dr. Dalton. These loans are repayable on demand at 10%, per annum. At December 31, 2006 and 2005, the aggregate balance outstanding due to affiliated companies was $16,408 and $815,510, respectively.

Since 2004, PPSI shared office space and other administrative expenses with affiliated companies owned by Dr. Dalton. These expenses have not been allocated between the companies, but PPSI’s portion is insignificant.

During 2003, Univec received a line of credit from Dr. David Dalton, our President and Chief Executive Officer, and S. Robert Grass, our Chairman of the Board of prime plus 2%, per annum. This line of credit was issued under the same terms as an underlying line of credit which Dr, Dalton and Mr. Grass received from a commercial bank. As of December 31, 2006, the outstanding balance of this loan was $200,000.

At December 31, 2006, the following Deferred Payroll was payable to executive officers and other employees:

David Dalton, Chief Executive Officer and President	$1,327,900
Raphael Langford, Chief Operating Officer	216,184
Michael Lesisko, Secretary - Treasurer	187,927
1,732,011
Other employees	205,080
$1,937,091

At December 31, 2006, notes payable to David Dalton, President amounted to $100,000 and notes payable to S. Robert Grass, Chairman of the Board of Directors amounted to $145,412. These amounts were advanced to the Company at terms and rates similar to commercial bank provisions. The funds were provided to the Company for working capital operating needs.

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

Item 13.  Exhibits.

Exhibit No.	Title of Document	Location
2.1	Stock Purchase Agreement and Plan of Reorganization made and entered into as of December 31, 2001, by and among Physician and Pharmaceutical Services, Inc., the stockholder of PPSI and UNVC	Incorporated by reference to Form 8-K filed January 4, 2002

2.2	Agreement and Plan of Merger dated as of October 7, 1996 between the Registrant and UNIVEC, Inc., a New York corporation	Incorporated by reference as Exhibit 4.1 to Form SB-2 filed April 21, 1997

3.1.1	Restated Certificate of Incorporation of the Registrant, as amended	Incorporated by reference as Exhibit 3 to Form 10-QSB filed on November 13, 2000

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation as filed with the Delaware Secretary of State on or about August 29, 2000	Incorporated by reference as Exhibit 3 to Form 10-QSB filed on November 13, 2000

3.1.3	Certificate of Designation of Series D Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 10-QSB filed on May 14, 2002

3.1.4	Certificate of Designation of Series E Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 10-QSB filed on January 5, 2004

3.1.5	Amended Restated By-laws	Incorporated by reference as Exhibit 3(ii) to Form 10-QSB filed on May 14, 2002

4.1	Securities Purchase Agreement dated July 31, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 7, 2006

4.2	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 7, 2006

4.3	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 7, 2006

4.4	Registration Rights Agreement dated July 31, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 7, 2006

4.5	Security Agreement dated July 31, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 7, 2006

4.6	Intellectual Property Security Agreement dated July 31, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 7, 2006

10.1	Employment Agreement dated as of January 1, 2002, between the Registrant and David L. Dalton	Incorporated by reference as Exhibit 10.10 to Form 10-KSB filed on April 1, 2002

10.2	Patent License Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.	Incorporated by reference as Exhibit 10.5 to Form 10-QSB filed on April 2, 2001

10.3	Manufacturing Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.	Incorporated by reference as Exhibit 10.6 to Form 10-QSB filed on April 2, 2001

10.4	Equipment Purchase Agreement dated August 16, 2000, by and between the Company and Terumo Europe N.V.	Incorporated by reference as Exhibit 10.7 to Form 10-QSB filed on April 2, 2001

21.1	Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14. Principal Accounting Fees and Services.

Audit, Tax and All Other Fees

The following table presents the cost of Univec's principal accountants' fees and services for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Audit fees	$107,069	$153,240
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$107,069	$153,240

Univec's Audit Committee pre-approves the engagement of the principal accountant and the estimated audit fee, by each category.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEC, INC.

By:	/s/ Dr. David Dalton
DR. DAVID DALTON
President, Chief Executive Officer, Chief Financial Officer

Date:	May 14, 2007

By:	/s/ Michael Lesisko
MICHAEL LESISKO
Chief Financial Officer,

Date:	May 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. David Dalton	Chief Executive Officer and President	May 14, 2007
Dr. David Dalton

/s/ Michael Lesisko	Treasurer, Secretary and Chief Financial Officer	May 14, 2007
Michael Lesisko

/s/ Raphael Langford	Chief Operating Officer and Executive Vice President	May 14, 2007
Raphael Langford

/s/ S. Robert Grass	Chairman	May 14, 2007
S. Robert Grass

/s/ William Wooldridge	Director	May 14, 2007
William Wooldridge

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND FOR THE TWO YEARS THEN ENDED

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F--2
Consolidated Statement of Financial Position - December 31, 2006	F--3
Consolidated Statements of Operations - years ended
December 31, 2006 and 2005	F--4
Consolidated Statements of Stockholders' Equity - years
ended December 31, 2006 and 2005	F--5
Consolidated Statements of Cash Flows - years ended
December 31, 2006 and 2005	F--6
Notes to Consolidated Financial Statements	F--7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Univec, Inc.

We have audited the accompanying consolidated statement of financial position of Univec, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univec, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Baltimore, Maryland     /s/ Abrams, Foster, Nole & Williams, P.A
May 11, 2007    Abrams, Foster, Nole & Williams, P.A.

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2006

ASSETS	2006	2005
Cash	$315	$991
Accounts receivable	12,197	24,864
Inventory	44,700	193,325
Other amounts receivable	151,200	150,000

Total current assets	208,412	369,180

Fixed assets	406,544	520,092
Other assets	41,409	64,638

Total assets	$656,365	$953,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,758,610	1,598,524
Accrued payroll	1,937,091	1,878,483
Notes and loans payable - current	890,438	890,438
Due to affiliated companies	123,283	815,510
Loans payable - officers/directors - current	244,412	258,300

Total current liabilities	4,953,834	5,441,255

Notes and loans payable - long-term	1,597,983	318,183
Loans payable - officers/directors - long term	50,000	50,000

Total liabilities	$6,601,817	$5,809,438

Commitments and contingencies (Notes 3, 4, 12 and 13)

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2006

STOCKHOLDERS' DEFICIT	2006	2005
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $571,736)	$208	$208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $366,135)	1	1
Common stock $.001 par value; authorized: 75,000,000 shares;	63,444	57,634
issued: 63,444,360 and outstanding: 63,040,206 shares

Additional paid-in capital	11,601,723	11,514,390
Treasury stock, 404,154 shares - at cost	(28,291)	(28,291)
Accumulated deficit	(17,582,537)	(16,399,470)

Total stockholders' deficit	(5,945,452)	4,855,528

Total liabilities and stockholders' deficit	$656,365	$953,910

.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2006 and 2005

	2006	2005

Revenues (Note 4)	$21,457	$81,398
Cost of revenues	(32,344)	(3,164)

Gross Margin	(10,887)	84,562

Operating Expenses
Marketing and selling	92,893	233,990
Product development	(2,578)	3,802
General and administrative	943,610	1,535,840
	1,033,925	1,773,632

Loss from Operations	(1,044,812)	(1,689,070)

Other Income (Expense)
Interest expense, net	(138,255)	(200,019)
Other income	-	-
Total other expenses	(138,255)	(200,019)

Net loss	(1,183,067)	(1,889,089)

Dividends attributable to preferred stock	32,852	34,844

Loss attributable to common stockholders	$(1,215,919)	$(1,923,933)

Share information
Basic net loss per common share	$(0.02)	$(0.04)
Basic weighted average number
of common shares outstanding	59,831,084	52,729,533

See notes to consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2006 and 2005

							Additional			Prepaid		Total
	Series D Preferred		Series E Preferred		Common Stock		Paid-in	Treasury Stock		Consulting	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Services	Deficit	Equity

Balance, January 1, 2005	125,000	125	412	1	45,618,852	45,619	10,977,627	404,154	(28,291)	(210,000)	(14,502,350)	(3,717,269)

Sale of Series D	83,333	83					199,917					200,000
Common stock issued for:
Cash					350,000	350	34,650					35,000
Consulting fees					1,500,000	1,500	43,500					45,000
Deferred payroll and accrued
expenses - officers					5,640,882	5,641	185,189					190,830
Loans payable - affiliates					2,333,333	2,333	67,667					70,000
Convert Series E and dividends			(100)		2,191,215	2,191	5,840				(8,031)	0
Amortization										210,000		210,000
Net loss											(1,889,089)	(4,020,536)

Balance, December 31, 2005	208,333	208	312	1	57,634,282	57,634	11,514,390	404,154	(28,291)	0	(16,399,470)	(4,855,528)

Common stock issued for:
Deferred payroll and accrued
expenses - officers					5,810,078	5,810	87,333					93,143
Net loss											(1,183,067)	(1,494,956)

Balance, December 31, 2006	208,333	$208	312	$1	63,444,360	$63,444	$11,601,723	$404,154	($28,291)	$0	($17,582,537)	($6,257,341)

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(1,183,067)	$(1,889,089)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	105,666	342,122
Gain on receipt of marketable securities		36,349
Fixed assets abandoned	23,911
Changes in assets and liabilities, net of
Accounts receivable	12,667	3,098,629
Inventories	148,625	(13,447)
Other current assets and other assets	6,000	45,431
Accounts payable and accrued expenses	253,229	(2,629,243)
Accrued payroll	58,608	689,766
Net cash used in operating activities	(574,361)	(319,482)

Cash flows from investing activities
Purchases of fixed assets		(13,500)
(Increase) decrease in restricted cash	0	340,407
Net cash used in investing activities	0	326,907

Cash flows from financing activities
Proceeds from notes and loans payable,	1,279,800	0
Increase (decrease) in due from affiliated companies	(692,227)	306,710
Increase in loans payable - officers/directors	(13,888)	55,000
Proceeds from sale of common stock		35,000
Proceeds from sale of preferred stock		50,000
Payments on notes and loans payable	0	(482,587)
Net cash provided by financing activities	573,685	(35,877)

Net decrease in cash	(676)	(28,452)
Cash, beginning of period	991	29,443
Cash, end of period	$315	$991

Supplemental disclosure of cash flow information
Cash paid for interest	$0		$87,667
Supplemental disclosures of noncash activity
Common stock and options issued in payment		$
of deferred payroll and accrued expenses	0		262,837
Conversions of Series E to common stock,
including dividends	$0		$8,031

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products, primarily syringes, on a global basis. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical sample and group purchasing services of pharmaceutical products. Thermal Waste Technologies, Inc. (TWT), a subsidiary until its sale, marketed a medical waste disposal unit. RX Ultra Corporation, a medical products provider, remains inactive for the previous five years.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had negative working capital of $4,745,422 and stockholders' deficit of $6,257,341 and had incurred net losses of $(1,183,067) and $(1,889,089) for the years ended December 31, 2006 and 2005, respectively. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, Physician and Pharmaceutical Services, Inc. (PPSI), Thermal Waste Technologies, Inc. (TWT), until its sale and Rx Ultra, Inc. (inactive). All material inter-company balances and transactions have been eliminated. The consolidated financial statements include all the accounts of Thermal Waste Technologies, Inc. until its sale.

Accounts Receivable

Accounts receivable consisted of receivables from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. As of December 31, 2006, no allowance was necessary.

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

Shipping Income and Expense

Shipping income is included in product sales. Shipping expenses are included in marketing and selling. Shipping expense was $553 and $2,396 for the years ended December 31 2006 and 2005, respectively. The Company has included these immaterial shipping expenses in marketing and selling expenses on the consolidated statement of operations. This method is in accordance4 with Emerging Issues Task Force (EITF) Issue No. 00-10, paragraph 6.

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

Product Warranties

The Company provides a product warranty for the products sold. However, the Company has never had a product returned due to defective quality. Further, there are no warranty costs recognized in the years ended December 31, 2006 and 2005. Because no warranty costs were incurred during any of the periods mentioned, there is no need to disclose any additional warranty cost policy or amounts.

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

During the year ended December 31, 2006, 5,810,078 common shares valued at $93,143 were exchanged for employee benefit costs. During the year ended December 31, 2005, 5,640,882 common shares valued at $190,830 were exchanged for $82,771 of payroll expenses plus $108,059 of employee benefit costs.

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

New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Statement # 123R, Stock Based Compensation, is effective for the year ended December 31, 2006. The interpretive response states that a registrant should evaluate each new accounting standard to SEC Staff Accounting Bulletin Topic 11:M - Question 2, which directs the registrant to determine the appropriate disclosure in the given circumstances. Univec, Inc. intends to adopt Statement # 123R, Stock Based Compensation, for the year ended December 31, 2006. This response also applies to the unaudited interim financial statements for the six months ended June 30, 2006.

Management does not believe that any other recently issued accounting pronouncements have a material effect on the accompanying financial statements.

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

Purchases
During both 2006 and 2005, the Company purchased 99% of its pharmaceutical drugs for its group purchasing service (GPO) from one non-related vendor. The arrangement requires the Company to pay for the drugs within forty five days after the respective period month-end. As of December 31, 2006, accounts payable to that one vendor were less than 2% of total accounts payable.

5. Marketable Securities

As of December 31, 2006, the Company owned no marketable securities.

6. Inventories

Inventories consisted of the following:

	2006	2005
Raw materials	$0	$158,499
Work-in-process	0	89,641
Finished goods	44,700	25,494
	44,700	273,634
Less: allowance for valuation	0	(125,000)
	44,700	$148,634

7. Other Amounts Receivable

Other amounts receivable consisted of the following:

	2006	2005
Due from stockholder	$150,000	$150,000
Advance to employee	1,200	1,200
	$151,200	$151,200

8. Fixed Assets

Fixed assets consisted of the following:

	2006	2005
Equipment	$1,053,774	$1,114,284
Less: accumulated depreciation	647,230	594,192
	$406,544	$520,092

Depreciation expense was $ 89,638 and $116,093 in 2006 and 2005, respectively. For the year ended December 31, 2006, fully depreciated assets were approximately $36,000.

9. Notes and Loans Payable

As of December 31, 2006, notes and loans payable consisted of:

Loan due to an investment group in accordance with a 6% Stock Purchase Agreement	$1,279,800
Loan due to a shareholder through July, 2009,
with interest at prime plus 2% (1)	500,000
Loans payable to agencies for economic
development payable at $4,615 per month until
July 2009, with interest at 4% per annum (1)	97,321
Loan payable to a vendor without specific
payment terms or interest (2)	211,852
Loan payable to a vendor without, specific interest	135,000
Loan payable to a vendor due April 30, 2007
with interest at prime plus 2% per annum	78,151
Notes payable with interest at 8%	85,000
Notes payable with interest at 12%,
per annum	55,000
Notes payable to a shareholder's trusts, with interest
at 12%, per annum (2)	27,000
Other	19,297
2,488,421
Less: Current portion of notes and loans payable	890,438
Long-term portion of notes and loans payable	$1,597,983

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

(2) Subject to forgiveness upon the vendor's sale of shares of the Company’s common stock.

Future minimum repayments required for existing loans with initial terms of one year or more are as follows:

Year	Amount
2007	$890,438
2008	374,031
2009	305,300
2010	300,000
2011	300,000
Thereafter	318,652
Total minimum payments	$2,488,421

10. Due to Affiliated Companies

As of December 31, 2006, the Company owed $123,283 to affiliated companies, owned by the chief executive officer of the Company, due on demand, with interest at 10%, per annum. The affiliated companies, by definition, qualify as related parties of Univec, Inc.

11. Loans Payable - Officer/Directors

Loans payable to officers/directors consisted of the following:

	2006	2005
Note payable to the chief executive officer
and the chairman of the board of the
Company, due on demand, with interest
at prime, plus 2%, per annum (1)	$200,000	$200,000
Notes payable to a director	94,412	108,300
	$294,412	$308,300

(1) The same terms as an underlying borrowing from a bank and collateralized by certain equipment.

The officers/directors, by definition, qualify as related parties of Univec, Inc.

12. Income Taxes

The Company files consolidated income tax returns with its subsidiaries. Prior to its acquisition, PPSI was a Subchapter S Corporation.

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $16,700,000 available to reduce future taxable income expiring through 2025, which may be limited due to ownership changes.

For the years ended December 31, 2006 and 2005, the Company's deferred tax benefits (expenses) were as follows:

	2006	2005
Net operating loss carry forwards	$856,000	$632,000
Depreciation	-	7,000
Goodwill	-	(45,000)
Compensation	24,000	230,000
Valuation allowance	(880,000)	(824,000)
	None	None

As of December 31, 2006, the tax effects of the components of deferred tax assets and liabilities were as follows:

Deferred tax assets
Net operating loss carry forwards	$5,514,000
Compensation	736,000

Net deferred tax asset	6,250,000

Valuation allowance	(6,250,000)

None

As of December 31, 2006, realization of the Company's net deferred tax asset of approximately $6,250,000 was not considered more likely than not and, accordingly, a valuation allowance of $6,250,000 was provided.

The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

	2006	2005

Expected income tax benefit	$(490,000)	$(632,000)
Change in valuation allowance arising in current year	880,000	1,233,000
State income tax benefit, net of federal income tax effect	(120,000)	(120,000)
Other	(270,000)	(481,000)
	None	None

13. Commitments and Contingency

Lease

The Company was committed under a non-cancelable lease for production, storage and office space through February 6, 2006. The lease provided for minimum annual rent of $72,000, additional rents for the Company's share of normal maintenance plus its pro-rata share of real estate taxes and eight one year renewals at the Company's option.

For 2006 and 2005, total rent expense was $72,000 and $72,000, respectively.

Employment Agreement

The Company is committed under an employment agreement to the chief executive officer, through January 2005, requiring annual compensation to be determined annually by the officer and Company. Annually, the agreement shall automatically renew for one year, resulting in a new three year term each January 1. For the years ended December 31, 2006 and 2005, the compensation was $36,300 and $435,600, respectively, which have been fully deferred by the chief executive officer. The chief executive officer has agreed to temporarily forego all payroll earned after January 31, 2006. The employment agreement also provides for bonuses, as determined by the officer and the Company, an automobile allowance (of $24,000, per annum, for 2006) and life, disability and health insurance. In addition, the officer was granted options to purchase 2,000,000 shares of common stock exercisable at $.24, per share, through 2012. The options vest 25% on January 1, 2003 and 41,667 during each subsequent month.

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

In March 2004, the Company settled a collection matter with a former consultant in the amount of $165,000, payable in varying amounts through March 2007 and options to purchase 359,375 shares of common stock of the Company, all of which had been accrued as of December 31, 2003.

In February 2000, a former consultant commenced an action against the Company and its directors, alleging breach of contract and fiduciary duty, and is seeking consulting fees in the amount of: (1) 250,000 shares of common stock, (2) $192,000 and (3) costs of this action. The Company and counsel do not believe the consulting fees are due and will continue to vigorously defend this action.

15. Stockholders' Equity

Common Stock

During the year ended December 31, 2006, the Company issued an aggregate of 5,810,078 shares of common stock to a stockholder in exchange for benefits not taken of $93,143.

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

During December 2004 and again during March, 2005 the Company sold 20,833 shares of Series D preferred stock to a customer for $50,000 for each respective group of 20,833 shares. At December 31, 2005, another $150,000 is receivable from the shareholder for Series D stock purchase commitments due under this agreement.

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

Holders of preferred shares have no voting rights.

As of December 31, 2006, cumulative dividends in arrears on preferred stock were:

Series D	$71,736
Series E	54,135
$125,871

Non Plan Options

During the year ended December 31, 2004, the Company issued options to purchase an aggregate of 1,050,000 shares of common stock of the Company to two officers and an employee. The options are exercisable at $.04, per share, through December 2009 and were valued at $4,000.

During the years ended December 31, 2006 and 2005, the Company issued no options to purchase common stock of the Company

During 2006 and 2005, options to purchase 510,000 and 802,236 shares, respectively, of common stock expired or were cancelled without being exercised.

Reserved Shares

As of December 31, 2006, the Company has reserved shares of common stock as follows:

Non-plan options and warrants	13,008,345
Options under the Plans	375,000
Series D conversions	375,000
Series E conversions(a)	27,700,000
41,458,345

(a) assumes conversions as of December 31, 2006 at $.02, per share.

16. Stock Option Plans

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

Under the 1998 Stock Option Plan (98 Plan), the Company may grant options to purchase 300,000 shares of common stock to employees, directors, independent contractors and consultants of the Company. The 98 Plan is similar to the 96 Plan and authorizes the issuance of ISO's, NQSO's and Stock Appreciation Rights.

Under the 2000 Stock Option Plan (2000 Plan), the Company may grant options to purchase 2,000,000 shares of common stock to employees, directors, independent contractors and consultants of the Company. The Plan includes options to purchase an additional 250,000 shares of common stock, reserved for an Industrial and Scientific Advisory Committee to be formed as necessitated by the Company.

 The following table summarizes the activity of the Plans for 2006 and 2005.

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	685,000	$0.70	1,335,000	$0.70
Granted	None	-	None	-
Canceled, exercised, expired or exchanged	(250,000)	$(0.48)	(650,000)	0.675
Options outstanding, end of year	435,000	$1.18	685,000	$0.72
Options exercisable, end of year	435,000	$1.18	685,000	$0.72
Options available for grant, end of year	1,050,000		1,050,000
Weighted-average fair value of options granted
during the year	$.00		$.00

The following table summarizes information about stock options outstanding under the Plan at December 31, 2006:

		Weighted
		Average		Weighted
		Remaining		Average
Range of	Outstanding	Contractual	Exercisable	Exercisable
Exercise Prices	Options	Life (Years)	Options	Price
$3.50	65,000	1.50	65,000	$3.50
$2.00	70,000	2.00	70,000	$2.00
$0.50	100,000	5.25	100,000	$0.50
$0.24	35,000	7.00	35,000	$0.24
$0.20	60,000	0.75	60,000	$0.20
$0.15	105,000	4.50	105,000	$0.15
$0.15 to $3.50	435,000	2.70	435,000	$0.72

17. Sales of Technology

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

19. Financing Agreements

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

The initial closing was for financing of the principal amount of $700,000 for which callable secured convertible notes were issued. Under the securities purchase agreement, the principal amount of $600,000 is to be received when the Form SB-2 registration statement is filed with the SEC. The final amount of $700,000 is to be received when the registration statement is declared effective. At both times, callable secured convertible notes will be issued for such amounts. The note is convertible into the Company’s common shares at the lowest three intra-day trading prices during the twenty trading days immediately prior to the conversion date as discounted by 40%. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of the outstanding common shares of the Company

The Notes carry an interest rate of 6% per annum and a maturity date of July 31, 2009. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

At the Company’s option, it may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.25, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

Based on this recent financing, the Company has also issued 10,000,000 warrants convertible into shares of the Company’s common stock. Each warrant entitles the holder to one share of common stock. The exercise price is $0.02 per share and is exercisable for seven years from the date of issuance. The warrants have a cashless exercise feature. For the 10,000,000 warrants issued on July 31, 2006, the expiration date is July 31, 2013.

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

None of the Securities have been converted to common stock as yet. The Securities have been recorded as convertible debt payable by the Company.

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