Form 10QSB
period 2007-03-31
UNIVEC INC
filed 2007-05-15
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

UNIVEC, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3163455
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

822 Guilford Avenue, Suite 208, Baltimore, MD 21202
(Address of principal executive offices)

(410) 347-9959
(Issuer’s telephone number)

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
 Yes ☐ No ☒

 The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2007 is 63,440,360 shares of common stock.

UNIVEC, INC.
FORM 10-QSB

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “UNVC”, “Univec” or "Company" refer to the consolidated operations of Univec, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
March 31, 2007
ASSETS
Cash	$264
Accounts receivable	12,996
Inventories	44,100
Common stock balance and other miscellaneous receivable	151,200

Total current assets	208,560

Fixed assets, net	384,134
Other assets	37,401

Total assets	$630,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,805,481
Accrued payroll	1,937,091
Notes and loans payable - current	890,438
Loans payable - officers/directors	244,412
Due to affiliated companies	123,283
Total current liabilities	5,000,705

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	1,597,983

Total liabilities	6,648,688

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 75,000,000 shares;	63,444
issued: 63,444,360 and outstanding: 63,040,206 shares
Additional paid-in capital	11,601,723
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(17,655,678)

Total stockholders' deficit	(6,018,593)

Total liabilities and stockholders' deficit	$630,095
See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2007	2006

Revenues	$800	$7,204
Cost of revenues	(600)	(5,403)

Gross Margin	200	1,801

Operating Expenses
Marketing and selling	0	(12,297)
Product development	0	(338)
General and administrative	(43,918)	(136,962)

Total operating expenses	(43,918)	(149,597)

Loss from Operations	(43,718)	(147,796)

Other Income (Expense)
Interest expense, net	(29,423)	(34,775)

Total other expenses	(29,423)	(34,775)

Net loss	(73,141)	(182,571)

Dividends attributable to preferred stock	(8,213)	(8,213)

Loss attributable to common stockholders	(81,354)	(190,784)

Share information
Basic and diluted net loss per common share	($0.001)	($0.003)

Basic weighted average number
of common shares outstanding	63,444,360	58,527,687

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Three months ended March 31, 2007 and 2006
	2007	2006

Cash flows from operating activities
Net loss	$(73,141)	$(182,571)
Adjustments to reconcile net loss to net cash
` used in operating activities
Depreciation and amortization	26,418	4,007
Changes in assets and liabilities
Accounts receivable	(799)	(3,040)
Inventories	600	5,403
Accounts payable and accrued expenses	46,871	105,736
Accrued payroll	0	62,175

Net cash (used in) operating activities	(51)	(8,290)

Cash flows from investing activities	0	0

Net cash used in investing activities
Cash flows from financing activities
Increase in due from affiliated companies		3,408
Increase in loans payable - officers/directors	0	3,500

` Net cash provided by financing activities	0	6,908

Net increase (decrease) in cash	(51)	(1,382)
Cash, beginning of period	315	991

Cash, end of period	$264	$(391)
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

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc., together with the Company’s Management’s Discussion and Analysis, included in the Company’s Form 10-KSB for the year ended March 31, 2007. Interim results are not necessarily indicative of the results for a full year.

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three month periods ended March 31, 2007 and 2006. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

3. Debt Repayment

During the three month period ended March 31, 2007, the Company did not repay or borrow any additional outstanding debt.

4. Financing Agreement

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Safe Harbor Regarding Forward-Looking Statements

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

Results of Operations

For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Condensed Consolidated Results of Operations

	Three months ended March 31,

	2007	2006	Change

Revenues	$800	$7,204	(89%)
Cost of Revenues	(600)	(5,403)	(89%)

Gross Margin	200	1,801	(89%)

Expenses:
Marketing and Selling	-	(12,297)	-
Product Development	-	(338)	-
General and Administrative	(43,918)	(136,962)	(68%)

Loss from operations	(43,718)	(147,796)	(70%)

Other Income (Expense)
Interest Expense, Net	(29,423)	(34,775)	(15%)

Net Loss	$(73,141)	$(182,571)	(60%)

As illustrated in the table above, overall revenues for the three month period ended March 31, 2007 decreased by $6,404 (89%) as compared to the comparable period ended March 31, 2006. Product sales alone accounted for all of these decreases. Sales within Univec, Inc. comprised all of the total sales for the three month period ended March 31, 2007. PPSI has experienced a complete reduction in sales to its principal Group Purchasing Organization (GPO) customer.

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

The Company will endeavor to replace declining revenues by placing increased product sales in the direct marketplace and by expanding its higher gross profit from product sales.

The Company will focus on the marketing, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Physician and Pharmaceutical Services, Inc. (PPSI) is a Group Purchasing Organization (GPO) and formulary management company. Group purchasing allows companies to get better prices by combining purchasing power. It is also important that the products being purchased are appropriate for the drug formulary that is approved.

We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customers’ commercial activity decline.

Marketing and selling costs for the three period ended March 31, 2007 decreased by $12,297 (100%) as compared to the comparable period ended March 31, 2006. This decrease is primarily due to decreases in overall sales volume.

There were very minimal product development expenses incurred for three month period ended March 31, 2007 and also for the comparable period ended March 31, 2006. These decreases were the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three month period ended March 31, 2007 decreased $93,044 (68%) as compared to the three month period ended March 31, 2006. This decrease is due primarily to decreases in payroll, rent, insurance, legal and professional fees and securities maintenance expenses.

Interest expense for the three period ended March 31, 2007 decreased by $5,352 (15%) as compared to the similar period ended March 31, 2006. primarily as a result decreased debt outstanding during 2007.

Net loss for the three month period ended March 31, 2007 decreased by $109,430 (60%) as compared to the three month period ended March 31, 2006 primarily due to the $93,044 (68%) decrease, as discussed above, in general and administrative expenses.

Liquidity and Capital Resources

The working capital deficit of $4,745,422 at December 31, 2006, was increased to a deficit of $4,792,145 (12%) at March 31 2007 primarily because of the $73,141 net loss incurred during the quarter ended March 31, 2007.

Operating activities used $8,239 (99%) less net cash during the three month period ended March 31, 2007 as compared to the comparable period in 2006, primarily due to the decreased net loss incurred which was offset in part by reduced increases in accounts payable, accrued expenses and accrued payroll.

There was no cash provided by / (used in) investing activities during the three nine months ended March 31, 2007.

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

Significant Estimates

Univec’s business plan upon acquiring PPSI was to fully utilize its distribution capabilities to increase sales and profitability. A shortage of cash flow has slowed the effectiveness of the plan. Management has reviewed the carrying amount of goodwill and fixed assets and recognized appropriate write-offs during the periods prior to the quarter ended March 31, 2007, considering their fair value based on anticipated future undiscounted cash flows and appraisals of the equipment

We have also reviewed the carrying value of both our accounts receivable and inventory. Based on both our anticipated future undiscounted cash flows and recent financings, no additional impairment is required to be recognized.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Title of Document

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UNIVEC, INC.

By:	/s/ Dr. David Dalton
DR. DAVID DALTON
President, Chief Executive Officer, Chief Financial Officer

Date:	May 14, 2007

By:	/s/ Michael Lesisko
MICHAEL LESISKO
Chief Financial Officer,

Date:	May 14, 2007