Form 10KSB/A
period 2006-12-31
UNIVEC INC
filed 2007-06-01
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006: $$632,888.

Number of shares of the registrant’s Common Stock outstanding as of May 31, 2007: 63,288,804

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

Employees

As of May 31, 2007, the Company has three (3) employees, including two (2) full time sales and marketing and one (1) full time financial administrator.

As of May 31, 2007, PPSI had no employees, but utilizes outside marketing representatives and consultants for marketing and administrative services.

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

	Closing Bid
YEAR 2005	High Bid	Low Bid
1st Quarter Ended March 31	$0.120	$0.080
2nd Quarter Ended June 30	$0.110	$0.030
3rd Quarter Ended September 30	$0.050	$0.020
4th Quarter Ended December 31	$0.040	$0.020
YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.020	$0.020
2nd Quarter Ended June 30	$0.021	$0.013
3rd Quarter Ended September 30	$0.029	$0.012
4th Quarter Ended December 31	$0.023	$0.011
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$0.013	$0.011
Period Ended May 31	$0.011	$0.011

Holders

        As of May 31, 2007 in accordance with our transfer agent records, we had 127 record holders of our Common Stock, holding 63,288,804 shares.
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

Liquidity and Capital Resources

      The working capital deficit of $4,895,422 at December 31, 2006, decreased from a deficit of $5,222,075 at December 31, 2005. This reduction of the working capital deficit is primarily attributable to the Company’s year-end December 31, 2006 $1,183,067 net loss. However, net decreases of $12,888 in accounts receivable and increases in deferred compensation of $58,608 were partially offset by $160,086 increases in accounts payable and accrued expenses and also by a $ 573,685 increase in total loans payable. All of these factors contributed to the overall decrease in the corporate working capital deficit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had negative working capital of $4,,895,422 and a stockholders' deficit of $6,095,452 and incurred net losses of $(1,183,067) and $(1,889,089) for the years ended December 31, 2006 and 2005, respectively. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management is currently seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

Net cash used in operating activities decreased by $348,022 (109%) to (667,504) for the year ended December 31, 2006 from 2005, primarily due to the continued net loss.

Net cash used for investing activities was $0 during the year ended December 31, 2006.

Net cash provided by financing activities increased by $702,705 to $666,828 for the year ended December 31, 2006 from ($35,877) used during 2005. This increase in net cash provided by financing activities resulted primarily from increased aggregate borrowings of $573,685.

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

Item 8B.     Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of May 31, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of May 31, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(2)
Common Stock	Dr. David Dalton(1)	33,251,310	(4)	49.82%(5)

Common Stock	Raphael Langford(1)	3,316,667	(6)	5.05%(7)

Common Stock	Michael Lesisko(1)	2,640,668	(8)	4.10%(9)

Common Stock	S. Robert Grass(1)	1,190,951	(10)	1.83%(11)

Common Stock	William Wooldridge(1)	375,000	(12)	0.50%(13)

Common Stock	Emerald Capital Partners LP(3) 425 Broadhollow Road Melville, NY 11747	6,000,000		9.48%

Common Stock	All officers and directors as a group (5 in number)	40,699,596	(14)	58.08%(15)

(1)	The address for each beneficial owner is 822 Guilford Avenue, Suite 208, Baltimore, Maryland 21202.

(2)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 63,288,804 common shares outstanding as of May 31, 2007, adjusted as required by rules promulgated by the Commission.

(3)	Michael Xirinachs is the Managing Partner of Emerald Capital Partners LP and has sole voting and investment control over these shares.

(4)
Includes 3,458,345 shares issuable upon exercise of presently exercisable options. Includes 2,333,333 (3.69% of the issued and outstanding common stock) shares held by Pharmacy Services, Inc. for which Dr. Dalton is the President of and has sole voting and investment power in regards to those shares.

(5)	Calculated on the basis of 66,747,149 shares of Common Stock issued and outstanding on a fully diluted basis including the 3,458,345 shares issuable upon the exercise of presently exercisable options.

(6)	Includes 1,133,333 shares issuable upon exercise of presently exercisable options.

(7)	Calculated on the basis of 65,711,026 shares of Common Stock issued and outstanding on a fully diluted basis including the 1,133,333 shares issuable upon the exercise of presently exercisable options.

(8)	Includes 1,166,667 shares issuable upon exercise of presently exercisable options.

(9)	Calculated on the basis of 64,455,471 shares of Common Stock issued and outstanding on a fully diluted basis including the 1,166,667 shares issuable upon the exercise of presently exercisable options.

(10)	Includes 312,501 shares issuable upon conversion of Series D Convertible Preferred Stock and 250,000 issuable upon exercise of presently exercisable options.

(11)
Calculated on the basis of 65,197,812 shares of Common Stock issued and outstanding on a fully diluted basis including the 312,501 shares issuable upon conversion of Series D Convertible Preferred Stock and 250,000 shares issuable upon the exercise of presently exercisable options.

(12)	Includes 375,000 shares issuable upon exercise of presently exercisable options.

(13)	Calculated on the basis of 63,663,804 shares of Common Stock issued and outstanding on a fully diluted basis including the 375,000 shares issuable upon the exercise of presently exercisable options.

(14)	Includes 6,570,846 shares issuable upon exercise of presently exercisable options and upon conversion of Series D Convertible Preferred Stock.

(15)
Calculated on the basis of 69,984,650 shares of Common Stock issued and outstanding on a fully diluted basis including the 6,695,846 shares issuable upon the exercise of presently exercisable options and upon conversion of Series D Convertible Preferred Stock.

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

UNIVEC, INC.

By:	/s/ Dr. David Dalton
DR. DAVID DALTON
President, Chief Executive Officer, Chief Financial Officer

Date:	June 1, 2007

By:	/s/ Michael Lesisko
MICHAEL LESISKO
Chief Financial Officer,

Date:	June 1, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. David Dalton	Chief Executive Officer and President	June 1, 2007
Dr. David Dalton

/s/ Michael Lesisko	Treasurer, Secretary and Chief Financial Officer	June 1, 2007
Michael Lesisko

/s/ Raphael Langford	Chief Operating Officer and Executive Vice President	June 1, 2007
Raphael Langford

/s/ S. Robert Grass	Chairman	June 1, 2007
S. Robert Grass

/s/ William Wooldridge	Director	June 1, 2007
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring losses from operations, has a negative working capital, a total stockholders’ deficit and is in default on certain debt, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baltimore, Maryland                 /s/ Abrams, Foster, Nole & Williams, P.A
May 11, 2007                    Abrams, Foster, Nole & Williams, P.A.

As Revised May 29, 2007

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2006

ASSETS	2006	2005
Cash	$315	$991
Accounts receivable	12,197	23,664
Inventory	44,700	193,325
Other amounts receivable	1,200	1,200

Total current assets	58,412	219,180

Fixed assets	1,053,774	1,114,284
Accumulated depreciation	(647,230)	(594,192)
Net fixed assets	406,544	520,092

Other assets	41,409	64,638

Total assets	$506,365	$803,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,758,610	1,598,524
Accrued payroll	1,937,091	1,878,483
Notes and loans payable - current	890,438	890,438
Due to affiliated companies	123,283	815,510
Loans payable - officers/directors - current	244,412	258,300

Total current liabilities	4,953,834	5,441,255

Notes and loans payable - long-term	1,597,983	318,183
Loans payable - officers/directors - long term	50,000	50,000

Total liabilities	$6,601,817	$5,809,438

Commitments and contingencies (Notes 3, 4, 12 and 13)

UNIVEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2006

STOCKHOLDERS' DEFICIT	2006	2005
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $571,736)	$208	$208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $366,135)	1	1
Common stock $.001 par value; authorized: 75,000,000 shares;	63,289	57,634
issued 63,288,804 and outstanding: 63,692,958 shares

Additional paid-in capital	11,601,878	11,514,390
Due from Stockholder	(150,000)	(150,000)
Treasury stock, 404,154 shares - at cost	(28,291)	(28,291)
Accumulated deficit	(17,582,537)	(16,399,470)

Total stockholders' deficit	(6,095,452),	(5,005,528)

Total liabilities and stockholders' deficit	$506,365	$803,910

.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations
Years ended December 31, 2006 and 2005

	2006	2005

Revenues (Note 4)	$21,457	$81,398
Cost of revenues	(32,344)	3,164-)

Gross Margin	(10,887)	84,562

Operating Expenses
Marketing and selling	90,315	233,990
Product development	)	3,802
General and administrative	943,610	1,535,840
	1,033,925	1,773,632

Loss from Operations	(1,044,812)	(1,689,070)

Other Income (Expense)
Interest expense, net	(138,255)	(200,019)

Total other expenses	(138,255)	(200,019)

Net loss	(1,183,067)	(1,889,089)

Dividends attributable to preferred stock	32,852	34,844

Loss attributable to common stockholders	$(1,215,919)	$(1,923,933)

Share information
Basic net loss per common share	$(0.02)	$(0.04)
Basic weighted average number
of common shares outstanding	59,831,084	52,729,533

See notes to consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2006 and 2005

							Additional			Due from Stockholder and Prepaid		Total
	Series D Preferred		Series E Preferred		Common Stock		Paid-in	Treasury Stock		Consulting	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Services	Deficit	Equity

Balance, January 1, 2005	125,000	125	412	1	45,463,296	45,464	10,977,782	404,154	(28,291)	(210,000)	(14,502,350)	(3,717,269)

Sale of Series D	83,333	83					199,917					200,000
Common stock issued for:
Cash					350,000	350	34,650					35,000
Consulting fees					1,500,000	1,500	43,500					45,000
Deferred payroll and accrued
expenses - officers					5,640,882	5,641	185,189					190,830
Due from Stockholders										(150,000)		(150,000)
Loans payable - affiliates					2,333,333	2,333	67,667					70,000
Convert Series E and dividends			(100)		2,191,215	2,191	5,840				(8,031)	0)
Amortization										210,000		210,000
Net loss											(1,889,089)	(1,889,089))

Balance, December 31, 2005	208,333	208	312	1	57,478,726	57,479	11,514,545	404,154	(28,291)	(150,000)	(16,399,470)	(5,005,528))

Common stock issued for:
Deferred payroll and accrued
expenses - officers					5,810,078	5,810	87,333					93,143
Net loss											(1,183,067)	(1,183,067))

Balance, December 31, 2006	208,333	$208	312	$1	63,288,804	$63,289	$11,601,878	$404,154	($28,291)	$$ (150,000)	($17,582,537)	(6,095,452))

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(1,183,067)	$(1,889,089)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	89,637	342,122
Gain on receipt of marketable securities		36,349
Fixed assets abandoned - net	23.911	0
Changes in assets and liabilities, net of
Accounts receivable	11,467	3,098,629
Inventories	148,625	(13,447)
Other current assets and other assets	23,229	45,431
Accounts payable and accrued expenses	160,086	(2,629,243)
Accrued payroll	58,608	689,766
Net cash used in operating activities	(667,504)	(319,482)

Cash flows from investing activities
Purchases of fixed assets	0	(13,500)
(Increase) decrease in restricted cash	0	340,407
Net cash used in investing activities	0	326,907

Cash flows from financing activities
Proceeds from notes and loans payable,	1,279,800	0
Increase (decrease) in due from affiliated companies	(692,227)	306,710
Increase in loans payable - officers/directors	(13,888)	55,000
Increase in additional paid in capital	87,333	0
Proceeds from sale of common stock	5,810	35,000
Proceeds from sale of preferred stock	0	50,000
Payments on notes and loans payable	0	(482,587)
Net cash provided by financing activities	666,828	(35,877)

Net decrease in cash	(676)	(28,452)
Cash, beginning of period	991	29,443
Cash, end of period	$315	$991

Supplemental disclosure of cash flow information
Cash paid for interest	$39,132		$88,255
Supplemental disclosures of noncash activity
Common stock and options issued in payment		$
of deferred payroll and accrued expenses	0		262,837
Conversions of Series E to common stock,
including dividends	$0		$8,031

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

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had negative working capital of $4,895,422 and stockholders' deficit of $6,095,452 and had incurred net losses of $(1,183,067) and $(1,889,089) for the years ended December 31, 2006 and 2005, respectively. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Accounts Receivable

Accounts receivable consisted of receivables from trade customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. As of December 31, 2006, no allowance was necessary.

Inventories

Inventory is valued at the lower of cost or market andis determined by the first-in first-out method.

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

4. Concentrations

Cash

The Company maintains cash balances at various times during the year in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

Purchases
During both 2006 and 2005, the Company purchased 99% of its pharmaceutical drugs for its group purchasing service (GPO) from one non-related vendor. The arrangement requires the Company to pay for the drugs within forty five days after the respective period month-end. As of December 31, 2006, accounts payable to that one vendor were less than 2% of total accounts payable.

5. Marketable Securities

As of December 31, 2006, the Company owned no marketable securities.

6. Inventory

Inventory consisted of the following:

	2006	2005
Raw materials	$0	$158,499
Work-in-process	0	89,641
Finished goods	44,700	70,185
	44,700	318,325
Less: allowance for valuation	0	(125,000)
	44,700	$193,325

7. Other Amounts Receivable

Other amounts receivable consisted of the following:

	2006	2005

Advance to employee	$1,200	$1,200
	$1,200	$1,200

8. Fixed Assets

Fixed assets consisted of the following:

	2006	2005
Equipment	$1,053,774	$1,114,284
Less: accumulated depreciation	647,230	594,192
	$406,544	$520,092

Depreciation expense was $ 89,638 and $116,093 in 2006 and 2005, respectively. For the year ended December 31, 2006, fully depreciated assets were approximately $$ 36,599

9. Other Assets

The balance represents the unamortized legal and origination fess for loans from the Shaar Fund, the City of Baltimore Development Corporation and the Maryland Department of Business and Economic Development. The unamortized balance was $ 41,409 and $ 64,638 at 2006 and 2005 respectively.

10. Notes and Loans Payable

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

As required under the borrowings, the Company has obtained a revolving line of credit of $500,000 from a stockholder of the Company under which the Company may borrow for working capital through July 22, 2009. Loans under the line bear interest at the prime rate, plus 2%, per annum, and may be converted into common stock at $.065, per share, as defined. The Maryland Department of Business and Economic Development have guaranteed 80% of the loan and interest thereon. In July 2004, the Company borrowed $500,000 under the line of credit. As of December 31, 2005, the interest rate was 9%, per annum, over the term of the borrowings.

(2) Subject to forgiveness upon the vendor's sale of shares of the Company’s common stock.

Future minimum repayments required for existing loans with initial terms of one year or more are as follows:

Year	Amount
2007	$890,438
2008	374,031
2009	305,300
2010	300,000
2011	300,000
Thereafter	318,652
Total minimum payments	$2,488,421

11. Due to Affiliated Companies

As of December 31, 2006 and 2005, the Company owed $123,283 and $815,510 respectively to affiliated companies, owned by the chief executive officer of the Company due on demand, with interest at 10%, per annum. The affiliated companies, by definition, qualify as related parties of Univec, Inc.

12. Loans Payable - Officer/Directors

Loans payable to officers/directors consisted of the following:

	2006	2005
Note payable to the chief executive officer
and the chairman of the board of the
Company, due on demand, with interest
at prime, plus 2%, per annum (1)	$200,000	$200,000
Notes payable to a director	94,412	108,300
	$294,412	$308,300

(1) The loan is collateralized by certain equipment of the Company.

The officers/directors, by definition, qualify as related parties of Univec, Inc.

13. Income Taxes

The Company files consolidated income tax returns with its subsidiaries. Prior to its acquisition, PPSI was a Subchapter S Corporation.

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $16,700,000 available to reduce future taxable income expiring through 2025, which may be limited due to ownership changes.

For the years ended December 31, 2006 and 2005, the Company's deferred tax benefits (expenses) were as follows:

	2006	2005
Net operating loss carry forwards	$856,000	$632,000
Depreciation	-	7,000
Goodwill	-	(45,000)
Compensation	24,000	230,000
Valuation allowance	(880,000)	(824,000)
	0	0

As of December 31, 2006, the tax effects of the components of deferred tax assets and liabilities were as follows:

Deferred tax assets
Net operating loss carry forwards	$5,514,000
Compensation	736,000

Net deferred tax asset	6,250,000

Valuation allowance	(6,250,000)

0

As of December 31, 2006, realization of the Company's net deferred tax asset of approximately $6,250,000 was not considered more likely than not to be realized. Therefore, a valuation allowance of $6,250,000 was provided.

The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

	2006	2005

Expected income tax benefit	$(490,000)	$(632,000)
Change in valuation allowance arising in current year	880,000	1,233,000
State income tax benefit, net of federal income tax effect	(120,000)	(120,000)
Other	(270,000)	(481,000)
	0	0

14. Commitments and Contingency

Lease

The Company was committed under a non-cancelable lease for production, storage and office space through February 6, 2006. The lease provided for minimum annual rent of $72,000, additional rents for the Company's share of normal maintenance plus its pro-rata share of real estate taxes and eight one year renewals at the Company's option.

For 2006 and 2005, total rent expense was $72,000 and $57,600, respectively.

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

15. Litigation Reserve

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

16. Stockholders' Equity

Common Stock

During the year ended December 31, 2006, the Company issued an aggregate of 5,810,078 shares of common stock to a stockholder in exchange for benefits not taken of $93,143.

On April 6, 2005, the Company issued 1,386,527 common shares to a preferred stockholder in exchange for 70 shares of Series E preferred stock and unpaid dividends worth an aggregate of $5,840.

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

17. Stock Option Plans

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

18. Sales of Technology

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

19. Discontinued Operations

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

20. Financing Agreements

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