Form 10QSB/A
period 2007-03-31
UNIVEC INC
filed 2007-06-01
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

AMENDMENT NO. 1 TO
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
 Yes ☐ No ☒
As of June 1, 20077 Issuer had 63,288,804 shares of Common Stock, $0.001 par value, outstanding.

UNIVEC, INC.
FORM 10-QSB

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “UNVC”, “Univec” or "Company" refer to the consolidated operations of Univec, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Financial Position (Unaudited)
March 31, 2007
ASSETS
Cash	$264
Accounts receivable	12,996
Inventories	44,100
Other miscellaneous receivable	1,200

Total current assets	208,560

Fixed assetst	1,053,744
Accumulated depreciation	(669,610
Net Fixed assets	384,134
Other assets	37,401

Total assets	$480,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,805,481
Accrued payroll	1,937,091
Notes and loans payable - current	890,438
Loans payable - officers/directors	244,412
Due to affiliated companies	123,283
Total current liabilities	5,000,705

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	1,597,983

Total liabilities	6,648,688

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 500,000,000 shares;	63,289
issued: 63,288,804 and outstanding: 62,884,650 shares
Additional paid-in capital	11,601,878
Due from shareholder	(150,000
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(17,655,678)

Total stockholders' deficit	(6,168,593)

Total liabilities and stockholders' deficit	$480,095

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended March 31
	2007	2006

Revenues	$800	$7,204
Cost of revenues	(600)	(5,403)

Gross Margin	200	1,801

Operating Expenses
Marketing and selling	(0)	(12,297)
Product development	0	(338)
General and administrative	(43,918)	(136,962)

Total operating expenses	(43,918)	(149,597)

Loss from Operations	(43,718)	(147,796)

Other Income (Expense)
Interest expense, net	(29,423)	(34,775)

Total other expenses	(29,423)	(34,775)

Net loss	(73,141)	(182,571)

Dividends attributable to preferred stock	(8,213)	(8,213)

Loss attributable to common stockholders	(81,354)	(190,784)

Share information
Basic and diluted net loss per common share	($0.001)	($0.003)

Basic weighted average number
of common shares outstanding	63,288,804	58,527,687

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Three months ended March 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(73,141)	$(182,571)
Adjustments to reconcile net loss to net cash
` used in operating activities
Depreciation and amortization	26,418	4,007
Changes in assets and liabilities
Accounts receivable	(799)	(3,040)
Inventories	600	5,403
Accounts payable and accrued expenses	46,871	105,736
Accrued payroll	-	62,175

Net cash (used in) operating activities	(51)	(8,290)

Cash flows from investing activities	0	0

Net cash used in investing activities
Cash flows from financing activities
Increase in due from affiliated companies		3,408
Increase in loans payable - officers/directors	-	3,500

` Net cash provided by financing activities	0	6,908

Net increase (decrease) in cash	(51)	(1,382)
Cash, beginning of period	315	991

Cash, end of period	$264	$(391)

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

Liquidity and Capital Resources

      The working capital deficit of $4,745,422 4,895,422 at December 31, 2006, was decreased to a deficit of $4,792,145 4,792,145 (1 2%) at March 31, 2007 primarily because of the $73,141 net loss incurred during the quarter ended March 31, 2007.

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