Form 10QSB/A
period 2007-03-31
UNIVEC INC
filed 2007-06-05
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

AMENDMENT NO. 2 TO
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
 Yes ☐ No ☒
As of June 1, 2007 Issuer had 63,288,804 shares of Common Stock, $0.001 par value, outstanding.

UNIVEC, INC.
FORM 10-QSB

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “UNVC”, “Univec” or "Company" refer to the consolidated operations of Univec, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Financial Position (Unaudited)
March 31, 2007
ASSETS
Cash	$264
Accounts receivable	12,996
Inventories	44,100
Other miscellaneous receivable	1,200

Total current assets	58,560

Fixed assets	1,053,744
Accumulated depreciation	(669,610)
Net Fixed assets	384,134
Other assets	37,401

Total assets	$480,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,805,481
Accrued payroll	1,937,091
Notes and loans payable - current	890,438
Loans payable - officers/directors	244,412
Due to affiliated companies	123,283
Total current liabilities	5,000,705

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	1,597,983

Total liabilities	6,648,688

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $563,004)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $358,441)	1
Common stock $.001 par value; authorized: 500,000,000 shares;	63,289
issued: 63,288,804 and outstanding: 62,884,650 shares
Additional paid-in capital	11,601,878
Due from shareholder	(150,000)
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(17,655,678)

Total stockholders' deficit	(6,168,593)

Total liabilities and stockholders' deficit	$480,095

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

Liquidity and Capital Resources

      The working capital deficit of $4,895,422 at December 31, 2006, was increased to a deficit of $4,942,145 (1.2%) at March 31, 2007 primarily because of the $73,141 net loss incurred during the quarter ended March 31, 2007.

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

UNIVEC, INC.

By:	/s/ Dr. David Dalton
DR. DAVID DALTON
President, Chief Executive Officer

Date:	June 5, 2007

By:	/s/ Michael Lesisko
MICHAEL LESISKO
Chief Financial Officer,

Date:	June 5, 2007