Form 10QSB
period 2007-06-30
UNIVEC INC
filed 2007-08-13
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007 Issuer had 63,288,804 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes☐ No ☒

Table of Contents

UNIVEC, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART 1	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED STATEMENT OF FINANCIAL POSITION - June 30, 2007	3

	CONSOLIDATED STATEMENT OF OPERATIONS - Three and Six months ended June 31, 2007 and 2006	4

	CONSOLIDATED STATEMENT OF CASH FLOWS - Six months ended June 30, 2007 and 2006	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS	8

ITEM 3	CONTROLS AND PROCEDURES	11

PART II	OTHER INFORMATION	13

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	12

SIGNATURES		13

PART I
FINANCIAL INFORMATION

Item 1: Consolidated Financial Information

Univec, Inc. and Subsidiaries
Consolidated Statement of Financial Position (Unaudited)
June 30, 2007

ASSETS
Cash	$264
Accounts receivable	13,456
Inventories	44,100
Other current assets	1,200
Total current assets	59,020

Fixed assets, net	361,725
Other assets	33,394

Total assets	$454,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	1,862,498
Accrued payroll	1,937,091
Notes and loans payable - current	890,438
Loans payable - officers/directors	244,412
Due to affiliated companies	123,283

Total current liabilities	5,057,722

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	1,597,983

Total liabilities	6,705,705

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares
authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock,
$.001 par value; authorized: 1,250,000; issued and
outstanding: 208,333 shares (aggregate liquidation
value: $580,468)	208
Series E cumulative convertible preferred stock,
$.001 par value; authorized: 2,000 shares; issued and
outstanding: 312 shares (aggregate liquidation
value: $373,829)	1
Common stock $.001 par value; authorized: 500,000,000 shares;	63,289
issued: 63,288,804 and outstanding: 62,884,650 shares
Additional paid-in capital	11,601,878
Due from shareholder	(150,000)
Treasury stock, 404,154 shares – at cost	(28,291)
Accumulated deficit	(17,738,651)

Total stockholders’ deficit	(6,251,566)

Total liabilities and stockholders’ deficit	$454,139

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$14,400	$6,480	$16,240	$13,684
Cost of revenues	12,780	4,860	13,380	10,263

Gross Margin	1,660	1,620	1,860	3,421

Operating Expenses
Marketing and selling	-	(95)	-	(12,392)
Product development		2,916		2,578
General and administrative	(55,210)	(34,414)	(99,128)	(171,376)

Total operating expenses	(55,210	(31,593)	(99,128)	(181,190)

Loss from Operations	(53,550)	(29,973)	(97,268)	(177,769)
Other Income (Expense)
Interest expense, net	(29,423)	(32,537)	(58,846)	(67,312)

Total other expenses	(29,423)	(32,537)	(58,846)	(67,312)

Net loss	(82,973)	(62,510)	(156,114)	(245,081)
Dividends attributable to preferred stock	(8,213)	(8,213)	(16,426)	(16,426)

Loss attributable to common stockholders	(91,186)	(70,723)	$(172,540)	$(261,507)

Share information
Basic net loss per common share	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Basic weighted average number
of common shares outstanding	63,288,804	59,044,921	63,288,804	58,787,733

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Six months ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(156,114)	$(245,081)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	52,834	8,015
Changes in assets and liabilities
Accounts receivable		(9,520)
Inventories	600	10,263
Other current assets and other assets	(1,259)	6,000
Accounts payable and accrued expenses	103,888	156,150
Accrued payroll		62,175

Net cash (used in) operating activities	(51)	(11,998)

Cash flows from investing activities
Net cash used in investing activities	0	0

Cash flows from financing activities
Increase in due from affiliated companies	0	4,208
Increase in loans payable – officers/directors	0	6,614

Net cash provided by financing activities	0	10,822

Net (decrease) in cash	(51)	(1,176)
Cash, beginning of period	315	991

Cash, end of period	$264	$(185)

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

1. Nature of Operations

Univec, Inc. (Company) produces, licenses and markets medical products primarily safety syringes and specialty pharmaceutical drugs. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical samples and group purchasing services of pharmaceutical products.

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc., together with the Company’s Management’s Discussion and Analysis, included in the Company’s Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the six and three month periods ended June 30, 2007 and 2006. Dilutive net loss per share has not been presented because it was anti-dilutive.

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

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

3. Common Stock

During the year ended December 31, 2006, the Company issued an aggregate of 5,810,078 shares of common stock to a stockholder in exchange for benefits not taken of $93,143.

4. Financing Agreement

At June 30, 2007 $1,270,800 of long-term loans payable were outstanding on a recently issued 6% Note Warrants Securities Purchase Agreement. This debt, dated July 31, 2006, is the private placement of a $2,000,000 6% Note Warrants Securities Purchase Agreement. The Agreement allows the investor to purchase 10,000,000 common stock warrants for seven years at an exercise price of $0.02 each. The Note and Warrants were issued in reliance upon exemptions from regulation pursuant to section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereto. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

 For the Three and Six Month periods Ended June 30, 2007 compared to the Three and Six Month periods Ended June 30, 2006

Condensed Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change

Revenues	$14,440	$6,480	122%	$15,240	$13,684	11%
Cost of Revenues	(12,780)	(4,860)	163%	(13,380)	(10,263	30%)
Gross Margin	1,660	1,620	2%	1,860	3,421	(46%)
Expenses:
Marketing and Selling		95	(100%)		12,392	(100%)
Product Development		(2,916)	100%		(2,578)	100%
General and Administrative	55,210	34,414	(60%)	99,128	171,376	46%
	(53,550)	(31,593)	(69%)	(97,268)	(181,190)	46%
Other Income (Expense)
Interest Expense, Net	(29,423)	(32,537)	10%	(58,846)	(67,312)	(13%)
Net Loss	$(82,973)	$(62,510)	(33%)	$(156,114)	$(245,081)	36%

As illustrated in the table above, overall revenues for the three month period ended June 30, 2007 increased by $7,960 (122%) as compared to the comparable period ended June 30, 2006. Revenues for the six month period ended June 30, 2007 increased by $1,556 (11%) as compared to the six month period ended June 30, 2006. Product sales alone accounted for all of these increases. Sales within Univec, Inc. comprised all of the total sales for the three and six month periods ended June 30, 2007. PPSI has experienced a complete reduction in sales to its principal Group Purchasing Organization (GPO) customer. This sales depletion will continue to have a detrimental effect on Company operations for the impending future period. The Company management has decided to concentrate resources on the distribution sector having direct control of product purchases and distribution that management feels will have greater gross margin opportunity although gross revenue will not be maintained at present levels. Management feels that this model will allow a direct relationship with the end purchaser and not be dependent on an intermediary.

The Company will endeavor to replace minimal revenues by placing increased product sales in the direct marketplace and by expanding its higher gross profit atypical product sales.

The Company will focus on the marketing, production, development and distribution of its pharmaceutical and proprietary products and licensing of the technology of its insulin and tuberculin sliding sheath safety syringes.

Physician and Pharmaceutical Services, Inc. (PPSI) is physician sample and starter script provider as well as  a Group Purchasing Organization (GPO) and formulary management company. Group purchasing allows companies to get better prices by combining purchasing power. It is also important that the products being purchased are appropriate for the drug formulary that is approved.

Gross margin for the three and six month periods ended June 30, 2007 increased to $1,660 from $1,620, and decreased to $1,860 from $3,421, respectively, as compared to the comparable periods ended June 30, 2006. The minimal gross margin is primarily due to the lower gross margin contribution from lower sales volume of our pharmaceutical drugs and syringes. We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customer’s commercial activity decline.

Marketing and selling costs for the three and six month periods ended June 30, 2007 decreased by $95 (100%) and $12,392 (100%), respectively as compared to the comparable periods ended June 30, 2006. This decrease is primarily due to decreases in overall sales volume.

There were very minimal product development expenses incurred for three and nine month periods ended June 30, 2007 as compared to the comparable periods ended June 30, 2006. These decreases were the result of negligible expenditures for patent legal costs and product testing expense.

General and administrative expenses for the three month period ended June 30, 2007 increased $20,796 (60%) as compared to the three month period ended June 30, 2006. This increase is due primarily to increases in insurance, legal and professional fees, financial funding commissions and securities maintenance expenses. However, during the six month period ended June 30, 2007 as compared to the comparable period ended June 30, 2007 general and administrative expenses decreased $72,248 (46%) primarily as a result of decreases in payroll, insurance, rent and professional fees expenses.

Interest expense for the three and six month periods ended June 30, 2007 decreased by $3,114 (10%) and $8,466 (13%), respectively, as compared to the similar periods ended June 30, 2006, primarily as a result of changes in the structure of the debt outstanding during 2007.

Net loss for the three month period ended June 30, 2007 increased by $20,463 (33%) as compared to the three month period ended June 30, 2006 primarily due to the $20,796 (60%) increase, as discussed above, in general and administrative expenses. However, the $72,248 reduction in general and administrative expenses during the six month period ended June 30, 2007 as compared to the comparable period ended June 30, 2006 are the primary reasons for the resulting $88,967 reduction in the net loss for the six month period ended June 30, 2007.

Liquidity and Capital Resources

The working capital deficit of $4,895,422 at December 31, 2006, was increased to a deficit of $4,998,702 (2.1%) at June 30, 2007 primarily because of the $156,114 net loss incurred during the six months ended June 30, 2007.

Operating activities used $11,947 (99%) less net cash during the six month period ended June 30, 2007 as compared to the comparable period in 2006, primarily due to the decreased net loss incurred which was offset in part by reduced increases in accounts payable, accrued expenses and accrued payroll.

There was no cash provided by / (used in) investing activities during the six months ended June 30, 2007.

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

Significant Estimates

Univec’s business plan upon acquiring PPSI was to fully utilize its distribution capabilities to increase sales and profitability. A shortage of cash flow has slowed the effectiveness of the plan. Management has reviewed the carrying amount of goodwill and fixed assets and recognized appropriate write-offs during the periods prior to the quarter ended June 30, 2007, considering their fair value based on anticipated future undiscounted cash flows and appraisals of the equipment

We have also reviewed the carrying value of both our accounts receivable and inventory. Based on both our anticipated future undiscounted cash flows and recent financings, no additional impairment is required to be recognized.

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

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNIVEC, INC.

By:	/s/ Dr. David Dalton
DR. DAVID DALTON
President, Chief Executive Officer

Date:	August 13, 2007

By:	/s/ Michael Lesisko
MICHAEL LESISKO
Chief Financial Officer

Date:	August 13, 2007