Form 10-Q
period 2010-09-30
UNIVEC INC
filed 2010-11-12
CIK 1029825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 00-22413

UNIVEC, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3163455
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

9722 Groffs Mill Drive Suite 116, Ownings Mills, MD 21117
(Address of principal executive offices)

(443) 253-0194
(Issuer’s telephone number)

(Former address: 822 Guilford Avenue, Suite 208, Baltimore, MD 21202
(Former name, former address, former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

 The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010 is 181,210,422 shares of common stock.

UNIVEC, INC.
FORM 10-QSB

TABLE OF CONTENTS

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “UNVC”, “Univec” or "Company" refer to the consolidated operations of Univec, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Univec, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
September 30, 2010

ASSETS
Cash	$2,947
Accounts receivable	972
Inventories	0
Common stock balance and other miscellaneous receivable	0

Total current assets	3,919

Fixed assets, net
Other assets	0

Total assets	$3,919

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$0
Accrued payroll	1,937,091
Notes and loans payable - current	950,438
Loans payable - officers/directors	244,412
Due to affiliated companies	0
Total current liabilities	3,131,941

Officers/directors notes and loans payable - long-term	50,000
Notes and loans payable - long-term	0

Total liabilities	3,181,941

STOCKHOLDERS' DEFICIT
Preferred stock $.001 par value; 3,743,500 shares authorized; none issued and outstanding
Series D 5% cumulative convertible preferred stock, $.001 par value; authorized: 1,250,000; issued and outstanding: 208,333 shares (aggregate liquidation value: $563,004)	208
Series E cumulative convertible preferred stock, $.001 par value; authorized: 2,000 shares; issued and outstanding: 312 shares (aggregate liquidation value: $358,441)	1
Common stock $.001 par value; authorized: 500,000,000 shares; issued: 181,210,422 and outstanding: 181,210,422 shares	181,210
Additional paid-in capital	11,601,723
Treasury stock, 404,154 shares - at cost	(28,291)
Accumulated deficit	(17,655,678)

Total stockholders' deficit	(5,900,827)

Total liabilities and stockholders' deficit	$3,919

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,
	2010	2009

Revenues	$972	$800
Cost of revenues	(0)	(600)

Gross Margin	972	200

Operating Expenses
Marketing and selling	(9,000)	0
Product development	0	0
General and administrative	(14,258)	(43,918)

Total operating expenses	(23,258)	(43,918)

Loss from Operations	(22,286)	(43,718)

Other Income (Expense)
Interest expense, net	(0)	(29,426)

Total other expenses	(0)	(29,423)

Net loss	(22,286)	(73,141)

Dividends attributable to preferred stock	(8,213)	(8,213)

Loss attributable to common stockholders	(30,499)	(81,354)

Share information
Basic and diluted net loss per common share	$(0.0001)	$(0.001)

Basic weighted average numberof common shares outstanding	181,210,422	63,444,360

See notes to the consolidated financial statements.

Univec, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
Nine months ended September 31, 2010 and 2009

	2007	2006

Cash flows from operating activities
Net loss	$(22,286)	$(73,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	0	26,418
Changes in assets and liabilities
Accounts receivable	(975)	(799)
Inventories	0	600
Accounts payable and accrued expenses	0	46,871
Accrued payroll		62,175

Net cash (used in) operating activities	(22,997)	(51)

Cash flows from investing activities	0	0

Net cash used in investing activities
Cash flows from financing activities
Increase in due from affiliated companies		0
Increase in loans payable - officers/directors	0	0

Net cash provided by financing activities	25,944	0

Net increase (decrease) in cash	2,632	(51)
Cash, beginning of period	264	315

Cash, end of period	$2,947	$264

See notes to the consolidated financial statements.

UNIVEC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

1. Nature of Operations

Univec, Inc. (Company) distributes, produces, licenses and markets specialty pharmaceutical drugs. Physician and Pharmaceutical Services, Inc. (PPSI), a subsidiary, provides pharmaceutical samples and group purchasing services for pharmaceutical companies and health care providers.

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Univec, Inc., together with the Company’s Management’s Discussion and Analysis, included in the Company’s Form 10-KSB for the year ended September 30, 2010. Interim results are not necessarily indicative of the results for a full year.

Net Loss Per Share

Basic net loss per share was computed based on the weighted-average number of common shares outstanding during the three month periods ended September 30,2010.

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

3. Debt Repayment

During the three month period ended September 30,2010 the Company did not repay any additional outstanding debt.

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

Results of Operations

For the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Condensed Consolidated Results of Operations

	Three months ended September 30

	2010	2009

Revenues	$972	$800
Cost of Revenues	(0)	(600)

Gross Margin	972	200

Expenses:
Marketing and Selling	9,000	0
Product Development	0	0
General and Administrative	(14,258)	(43,918)

Loss from operations	(23,258)	(43,718)

Other Income (Expense)
Interest Expense, Net	(0)	(29,426)

Net Loss	$(22,286)	$(73,141)

As illustrated in the table above, overall revenues for the three month period ended September 30 increased by $172 as compared to the comparable period ended September 30, 2009. . Product sales alone accounted for all of this increase. The company has gone through a transition period for its business model to focus on pharmaceuticals and the marketing and distribution of its own private line as well as a private distributor of other lines. The Company management believes that the concentrated resources will produce greater results, with greater profit margins.

The Company will endeavor to increase revenue with greater profit margin by placing increased product sales in the direct marketplace and by directing resources on its higher gross profit product sales.

The Company will focus on the distribution, marketing, development and distribution of its pharmaceutical and proprietary products.

Physician and Pharmaceutical Services, Inc. (PPSI) is a Group Purchasing Organization (GPO), formulary management and sampling of pharmaceutical products company. Group purchasing allows companies to get better prices by combining purchasing power. It is also important that the products being purchased are appropriate for the drug formulary that is approved.

We anticipate gross margin levels to remain at these decreased levels due to the GPO’s principal customers’ commercial activity decline.

Marketing and selling costs for the three periods ended September 30, 2010 increased  $9000 due to the start up of our new product development model as compared to the comparable period ended September 30, 2009.
There were no product development expenses incurred for three month period ended September 30, 2010 and also for the comparable period ended September 30,2009.
General and administrative expenses $14,258 for the three month period ended September 30, 2010 was due to legal and professional fees and securities maintenance expenses.
Net loss for the three month period ended September 30, 2010 decreased by $50,855 as compared to the three month period ended September 30,2009 due to the above details and activity within the company.

The relatively low trading price and volume of our common shares hampers our ability to raise equity capital. There is no assurance that any such equity financing will be available to the Company or on terms we deem favorable. Management will continue its efforts to obtain debt and/or equity financing.

Significant Estimates

Univec’s business plan upon acquiring PPSI was to fully utilize its distribution capabilities to increase sales and profitability. A shortage of cash flow has slowed the effectiveness of the plan. Management has reviewed the carrying amount of goodwill and fixed assets and recognized appropriate write-offs during the periods prior to the quarter ended considering their fair value based on anticipated future undiscounted cash flows and appraisals of the equipment

We have also reviewed the carrying value of both our accounts receivable and inventory. Based on both our anticipated future undiscounted cash flows and recent financings, no additional impairment is required to be recognized.

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

UNIVEC, INC.

By:	/s/ Dr. David Dalton
DR. DAVID DALTON
President, Chief Executive Officer, Chief Financial Officer

Date:	November 4, 2010